Form 10-Q
period 2019-09-30
RAPT Therapeutics, Inc.
filed 2019-12-11
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-38997

RAPT Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3313701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

561 Eccles Avenue

South San Francisco, California 94080

(Address of principal executive offices and zip code)

(650) 489-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 par value per share	RAPT	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 6, 2019, there were 21,831,103 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2019	2018
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$48,310	$63,798
Prepaid expenses and other current assets	2,914	1,264
Total current assets	51,224	65,062
Property and equipment, net	4,002	4,159
Other assets	3,143	389
Total assets	$58,369	$69,610
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,590	$1,771
Accrued expenses	3,410	2,488
Other current liabilities	457	384
Total current liabilities	5,457	4,643
Deferred rent, net of current portion	2,219	969
Commitments
Convertible preferred stock	175,490	161,111
Stockholders' equity (deficit):
Preferred stock	-	-
Common stock	1	1
Additional paid-in capital	23,923	22,441
Related party promissory note for the purchase of common stock	—	(598)
Accumulated other comprehensive income/(loss)	13	(4)
Accumulated deficit	(148,734)	(118,953)
Total stockholders' (deficit) equity	(124,797)	(97,113)
Total liabilities, convertible preferred stock and stockholders' (deficit)	$58,369	$69,610

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$8,582	$9,181	$24,720	$23,387
General and administrative	1,733	1,364	6,094	3,889
Total operating expenses	10,315	10,545	30,814	27,276
Loss from operations	10,315	10,545	30,814	27,276

Other income:
Other income, net	344	261	1,033	559
Net loss	$(9,971)	$(10,284)	$(29,781)	$(26,717)
Other comprehensive income/(loss)	15	(4)	17	(4)
Total comprehensive loss	$(9,956)	$(10,288)	$(29,764)	$(26,721)
Net loss per share, basic and diluted	$(12.41)	$(15.90)	$(40.15)	$(45.11)
Weighted average number of shares used in computing net loss per share, basic and diluted	803,229	646,800	741,711	592,237

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(Unaudited)

						Related Party		Accumulated
					Additional	Promissory Notes		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-In	for the Purchase	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	of Common Stock	Deficit	Income/(Loss)	Deficit
Balance at December 31, 2017	75,563,784	$108,643	880,191	$1	$21,005	$(605)	$(82,806)	$—	$(62,405)
Issuance cost related to Series C convertible preferred stock preferred stock	—	(4)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	5,159	—	90	—	—	—	90
Repurchase of common stock from related party	—	—	(8,333)	—	—	17	—	—	17
Interest on promissory notes from related parties					—
for purchase of common stock	—	—	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	294	—	—	—	294
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,232)	—	(8,232)
Balance at March 31, 2018	75,563,784	$108,639	877,017	$1	$21,389	$(591)	$(91,038)	$—	$(70,239)
Issuance cost related to Series C convertible preferred stock preferred stock, net of issuance costs	13,054,684	29,918	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	(5,849)	—	47	—	—	—	47
Repurchase of common stock from related party	—	—	—	—	—	—	—	—	—
Interest on promissory notes from related parties					—
for purchase of common stock	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	286	—	—	—	286
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,204)	—	(8,204)
Balance at June 30, 2018	88,618,468	$138,557	871,169	$1	$21,722	$(593)	$(99,242)	$—	$(78,112)
Issuance cost related to Series C convertible preferred stock preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	(2,277)	—	60	—	—	—	60
Repurchase of common stock from related party	—	—	—	—	—	—	—	—	—
Interest on promissory notes from related parties					—
for purchase of common stock	—	—	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	295	—	—	—	295
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	(10,284)	—	(10,284)
Balance at September 30, 2018	88,618,468	$138,557	868,892	$1	$22,077	$(596)	$(109,526)	$(4)	$(88,048)

						Related Party		Accumulated
					Additional	Promissory Notes		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-In	for the Purchase	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	of Common Stock	Deficit	Income/(Loss)	Deficit
Balance at December 31, 2018	98,491,880	$161,111	878,413	$1	$22,441	$(598)	$(118,953)	$(4)	$(97,113)
Issuance of Series C-2 convertible preferred stock, net of issuance costs	3,039,908	6,947	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	3,685	—	66	—	—	—	66
Repurchase of common stock from related party	—	—	(53,649)	—	—	109	—	—	109
Interest on promissory notes from related parties					—
for purchase of common stock	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	377	—	—	—	377
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,188)	—	(9,188)
Balance at March 31, 2019	101,531,788	$168,058	828,449	$1	$22,884	$(491)	$(128,141)	$(4)	$(105,751)
Issuance of Series C-2 convertible preferred stock, net of issuance costs	3,271,537	7,451	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	13,996	—	34	—	—	—	34
Repurchase of common stock from related party	—	—	(29,686)	—	—	65	—	—	65
Paydown of promissory notes from related parties for purchase of common stock	—	—	—	—	—	73	—	—	73
Forgiveness of promissory notes from related parties
for purchase of common stock	—	—	—	—	—	353			353
Stock-based compensation	—	—	—	—	347	—	—	—	347
Foreign currency translation adjustment	—	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	—	(10,622)	—	(10,622)
Balance at June 30, 2019	104,803,325	$175,509	812,759	$1	$23,265	$—	$(138,763)	$(2)	$(115,499)
Issuance of Series C-2 convertible preferred stock, net of issuance costs	—	(19)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	122,281	—	227	—	—	—	227
Stock-based compensation	—	—	—	—	431	—	—	—	431
Foreign currency translation adjustment	—	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	—	(9,971)	—	(9,971)
Balance at September 30, 2019	104,803,325	$175,490	935,040	$1	$23,923	$—	$(148,734)	$13	$(124,797)

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(29,781)	$(26,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,011	943
Stock-based compensation expense	1,155	874
Loss on disposal of capital equipment	9	54
Gain on foreign currency translation	17	(4)
Noncash interest income (loss), net	20	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other long-term assets	(4,404)	(400)
Accounts payable and accrued liabilities	2,187	1,516
Net cash used in operating activities	(29,786)	(23,742)
Investing activities
Purchase of property and equipment	(863)	(1,846)
Net cash used in investing activities	(863)	(1,846)
Financing activities
Proceeds from the sale of convertible preferred stock, net of issuance costs	14,379	29,914
Proceeds from issuance of common stock, net of repurchases	782	198
Net cash provided by financing activities	15,161	30,112
Net increase in cash and cash equivalents	(15,488)	4,524
Cash and cash equivalents at beginning of period	63,798	47,517
Cash and cash equivalents at end of period	$48,310	$52,041
Supplemental disclosures of non-cash investing and financing information
Deferred offering costs included in accounts payable and accrued expenses	$454	$—
Property and equipment included in accounts payable	$—	$409
Forgiveness of promissory notes from related party for purchase of common stock	$382	$—

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Liquidity Risks

Description of the Business

RAPT Therapeutics, Inc. (“RAPT” or the “Company”) is a clinical-stage, immunology-based biopharmaceutical company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in oncology and inflammatory diseases. Utilizing its proprietary drug discovery and development engine, the Company develops highly selective small molecules that are designed to modulate the critical immune responses underlying these diseases. The Company changed its name from FLX Bio, Inc. to RAPT Therapeutics, Inc. on May 21, 2019.   The Company is located in South San Francisco, California.

Initial Public Offering

On November 4, 2019, the Company completed its initial public offering (“IPO”). The Company’s Registration Statement on Form S-1 (File Nos. 333-232572) relating to the IPO was declared effective by the Securities and Exchange Commission (“SEC”) on October 30, 2019.  The shares began trading on the Nasdaq Global Market on October 31, 2019.  The Company issued 3,000,000 shares of its common stock at an offering price at $12.00 per share.  Immediately prior to the closing of the Company’s IPO on November 4, 2019, all outstanding shares of the Company’s convertible preferred stock converted into 17,467,184 shares of the Company’s common stock.  Shortly following the close of the offering, the underwriters exercised their option to purchase an additional 427,360 shares at the IPO price per share.  In aggregate, the shares issued in the offering generated approximately $33.8 million in net proceeds after deducting underwriting discounts and other offering related costs.

In connection with the completion of its IPO, on November 4, 2019, the Company’s certificate of incorporation was amended and restated to provide for 500,000,000 authorized shares of common stock with a par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has incurred net losses and negative cash flows from operations and such losses are expected to continue for the foreseeable future. As of September 30, 2019, the Company had an accumulated deficit of $148.7 million, cash and cash equivalents of $48.3 million and working capital of $45.8 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities and additional capital will be needed to undertake these activities. The Company intends to raise such capital through the issuance of additional equity, borrowings, and strategic alliances with other companies. However, if such arrangements are not available at adequate levels or on acceptable terms, the Company would be required to significantly reduce operating expenses and delay or reduce the scope of or eliminate some of its development programs. Management believes that the Company’s current cash and cash equivalents, including the net proceeds of approximately $33.8 million from the closing of its IPO in November 2019 as described above, will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited consolidated financial statements included in the Registration Statement on Form S-1 and related Prospectus dated October 30, 2019 filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (“Prospectus”).

Reverse Stock Split

On July 19, 2019, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a one-for-six basis (the “Reverse Stock Split”). In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. The par value of the common stock was not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, early exercised options, share data, per share data, convertible preferred stock (to the extent presented on an as-converted to common stock basis) and related information contained in these consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Deferred Offering Costs

Deferred offering costs consisting of direct legal, accounting, printing and other fees and costs related to the IPO are capitalized.  The deferred offering costs were reclassified to additional paid-in capital upon the effectiveness of the IPO in November 2019.  As of September 30, 2019, $2.8 million of deferred offering costs were capitalized and included in other assets.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of potential dilutive securities outstanding during the period calculated in accordance with the treasury stock method. Diluted net loss per share is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), we meet the definition of an emerging growth company, and have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Issued Accounting Pronouncement Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new accounting guidance is effective for the Company for fiscal periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently assessing the timing of adoption and the impact that the adoption will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amended guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. This standard is effective for the Company’s fiscal year beginning after December 31, 2020. Early adoption is permitted for all entities. The Company is currently assessing the timing of adoption and the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides greater clarity to preparers on the treatment of certain items within an entity’s statement of cash flows. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance is effective for the Company on January 1, 2019, and the Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting as part of the FASB simplification initiative. ASU 2018-07 expands the scope of Topic 718, allowing the Company to apply the requirements of Topic 718 to certain non-employee awards to acquire goods and services from non-employees. This ASU will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the timing of adoption and the impact that the adoption of ASU 2018-07 will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s disclosure framework project. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement by removing the requirement to disclose amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for Level 3 fair value measurements. This ASU also modifies existing disclosure requirements by clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date, and it adds required disclosures for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU will be effective for the Company for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (ASC 808): Clarifying the Interaction between ASC 808 and ASC 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements. ASU 2018-18 adds unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 will be effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities.

Assets and liabilities recorded at fair value on a recurring basis in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Financial assets subject to fair value measurements on a recurring basis comprise money market funds that are measured using Level 1 inputs. The money market funds subject to fair value measurements at September 30, 2019 and December 31, 2018 were $48.3 million and $63.8 million, respectively, and are included in cash and cash equivalents.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$5,832	$5,466
Leasehold improvements	3,294	2,989
Computer equipment	316	308
Furniture and fixtures	394	365
Total property and equipment	9,836	9,128
Less accumulated depreciation and amortization	(5,834)	(4,969)
Property and equipment, net	$4,002	$4,159

Depreciation and amortization expenses were $0.3 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued clinical expenses	$973	$519
Accrued compensation	1,604	1,433
Accrued professional and consulting services	662	182
Accrued property and equipment	—	202
Accrued lab supplies	78	80
Other	93	72
Total accrued expenses	$3,410	$2,488

6. Related-Party Promissory Notes

In August 2015 and June 2016, the Company entered into limited recourse promissory notes with the Company’s chief executive officer and chief operating officer for the purchase of restricted common stock. The principal amount of the loan with the Company’s chief executive officer was $0.3 million (the “CEO Note”). The principal amount of the loan with the Company’s chief operating officer was $0.3 million (the “COO Note”).  The loans were secured by the shares of common stock of the Company held by the individuals. The loans accrued interest at a rate of 1.82% and 1.41% per annum, respectively, and were due upon the earlier of voluntary termination of services to the Company, filing by the Company of its first registration statement with the SEC under the Securities Act of 1933, or sale of substantially all of the Company’s assets. As of December 31, 2018, the total outstanding balances under these notes, including accrued interest, were approximately $0.6 million. In June 2019, the Company forgave $0.4 million, which was the entire amount of principal and accrued interest due on the CEO Note.

In March 2018, the Board of Directors reduced the number of performance-based options of its former chief operating officer by 8,333 shares resulting in a $17,000 reduction to the principal of the COO Note. In March 2019, the chief operating officer resigned from the Company and, under the terms of a separation agreement, there were 63,019 vested shares and 28,645 unvested shares subject to repurchase. In March 2019, the Company reduced the principal on the COO Note by $0.1 million relating to the unvested shares, which shares were cancelled and returned to the option pool. In July 2019, the Company repurchased 29,686 vested shares from the chief operating officer in exchange for canceling $0.1 million of principal and interest on the COO Note. The Company received cash proceeds of $0.1 million as payment for the remaining principal and interest on the COO Notes relating to the remaining 33,333 vested shares.

7. Convertible Preferred Stock and Stockholders’ Deficit

Convertible preferred stock

In June 2018, the Company closed a subsequent sale of Series C convertible preferred stock at $2.2925 per share for $29.9 million in gross proceeds. In December 2018, the Company closed the sale of Series C-2 convertible preferred stock at $2.2925 per share for $22.6 million in gross proceeds, and between January 2019 and June 2019, the Company closed additional sales of Series C-2 convertible preferred stock at $2.2925 per share for $14.4 million in gross proceeds.

As of September 30, 2019, convertible preferred stock outstanding consisted of the following (in thousands, except share amounts):

		Shares	Net	Aggregate
	Shares	Issued and	Carrying	Liquidation
	Authorized	Outstanding	Value	Preference
Series A	37,509,105	37,509,105	$28,861	$37,509
Series B	25,000,000	25,000,000	49,926	50,000
Series C	26,109,363	26,109,363	59,770	59,856
Series C-2	29,271,007	16,184,857	36,933	37,104
Total convertible preferred stock	117,889,475	104,803,325	$175,490	$184,469

As of December 31, 2018, convertible preferred stock consisted of the following (in thousands, except share amounts):

		Shares	Net	Aggregate
	Shares	Issued and	Carrying	Liquidation
	Authorized	Outstanding	Value	Preference
Series A	37,509,105	37,509,105	$28,861	$37,509
Series B	25,000,000	25,000,000	49,926	50,000
Series C	26,109,363	26,109,363	59,770	59,856
Series C-2	15,400,000	9,873,412	22,554	22,635
Total convertible preferred stock	104,018,468	98,491,880	$161,111	$170,000

Immediately prior to the closing of the Company’s IPO on November 4, 2019, all outstanding shares of the Company’s convertible preferred stock converted into 17,467,184 shares of the Company’s common stock.

8. Common Stock

The holders of the Company’s common stock have one vote for each share of common stock held by them. Holders of shares of the Company’s common stock are entitled to dividends when, as and if declared by the Board of Directors. No dividends had been declared as of September 30, 2019 or December 31, 2018. As of September 30, 2019 and December 31, 2018, 935,040 shares and 878,413 shares of common stock were outstanding, respectively.

As of September 30, 2019, the Company had reserved the following shares of common stock, on an as-converted basis, for future issuance as follows:

Series A convertible preferred stock outstanding	6,251,502
Series B convertible preferred stock outstanding	4,166,663
Series C convertible preferred stock outstanding	4,351,554
Series C-2 convertible preferred stock outstanding	2,697,465
Options issued and outstanding	943,610
Options available for future grants	461,904
Total	18,872,698

9. Stock Option Plan

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) which was adopted by the Company’s Board of Directors on June 27, 2019 and approved by the Company’s stockholders on July 18, 2019, became effective upon the consummation of the IPO. Upon the effectiveness of the 2019 Plan, the Company’s 2015 Stock Plan (the “2015 Plan”) terminated and no further grants may be made thereunder. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. A summary of the Company’s stock option activity under the 2015 Plan for the nine months ended September 30, 2019 is as follows:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Shares	Shares	Price Per	Term	Value
	Available	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2018	693,879	768,239	$4.62	8.84	$1,291
Stock options authorized	—	—
Stock options granted	(416,919)	416,919	$8.63
Stock options exercised	—	(141,707)	$4.37
Unvested common shares repurchased	85,103	—	$1.02
Stock options forfeited	99,841	(99,841)	$5.07
Balances at September 30, 2019	461,904	943,610	6.82	8.79	$6,416

Employee stock option valuation

The assumptions used to value employee and director stock option awards granted under the 2015 Plan during the three and nine months ended September 30, 2019 and 2018, using the Black-Scholes option pricing model, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of common stock	$13.62	$6.18	$13.62	$6.18
Expected term (in years)	5.01 - 6.07	5.96 - 6.08	5.01 - 6.08	5.67 - 6.08
Volatility	83.29% - 84.81%	81.37% - 81.48%	83.00% - 84.81%	80.69% - 81.48%
Risk-free interest rate	1.58% - 1.62%	2.88%	1.58% - 2.23%	2.62% - 2.88%
Dividend yield	—	—	—	—

Stock options granted to nonemployees

Stock-based compensation related to stock options granted to non-employees is recognized as services are rendered. The assumptions used to value non-employee stock option awards granted under the 2015 Plan during the three and nine months ended September 30, 2019 and 2018, using the Black-Scholes option pricing model, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term (in years)	5.60 - 9.99	6.60 - 9.70	5.60 - 9.99	6.60 - 9.70
Volatility	82.30% - 83.79%	80.12% - 81.73%	81.43% - 83.79%	80.02% - 82.32%
Risk-free interest rate	1.44% - 2.02%	2.75% - 3.02%	1.44% - 2.67%	2.39% - 3.02%
Dividend yield	—	—	—	—

Early exercise of stock options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. Such unvested shares are subject to repurchase by the Company at the original exercise price in the event the option holder’s service to the Company is terminated either voluntarily or involuntarily. As a result of early exercises under the 2015 Plan, approximately 0.1 million and 0.2 million shares were subject to repurchase as of September 30, 2019 and December 31, 2018, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its balance sheet. As of September 30, 2019 and December 31, 2018, the Company included cash received for the early exercise of unvested options of $0.1 million and $0.2 million, respectively, in other current liabilities. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months and may include a one-year cliff.

Stock-based compensation expense

Total stock-based compensation recognized for both employees and non-employees was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$212	$131	$611	$404
General and administrative	219	164	544	470
Total stock-based compensation expense	$431	$295	$1,155	$874

10. Income Taxes

The Company did not record a provision for income taxes for the nine months ended September 30, 2019 and 2018 because all of its taxable income is expected to be fully offset by net operating losses generated in prior years. In addition, the Company’s deferred tax assets continue to be subject to a full valuation allowance.

11. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the nine months ended September 30, 2018 and 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$9,971	$10,284	$29,781	$26,717
Denominator:
Weighted average common shares outstanding	838,961	867,565	822,644	864,855
Less: weighted-average unvested restricted common stock subject to repurchase	(19,097)	(124,514)	(45,451)	(150,868)
Less: weighted-average unvested common shares subject to repurchase	(16,635)	(96,251)	(35,482)	(121,750)
Weighted-average shares used to compute net loss per share, basic and diluted	803,229	646,800	741,711	592,237
Net loss per share, basic and diluted	$12.41	$15.90	$40.15	$45.11

Outstanding potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive

	As of September 30,
	2019	2018
Convertible preferred stock	104,803,325	88,618,468
Common stock options issued and outstanding	943,610	768,406
Total	105,746,935	89,386,874

Immediately prior to the closing of the Company’s IPO on November 4, 2019, all outstanding shares of the Company’s convertible preferred stock converted into 17,467,184 shares of the Company’s common stock.  For the nine months ended September 30, 2019, with the assumed conversion of the convertible preferred stock, the basic and diluted unaudited pro forma net loss was $1.69 per share.

12. Subsequent Events

On December 1, 2019, the Company entered into a Collaboration and License Agreement (“Agreement”) with Hanmi Pharmaceutical Co., LTD. for FLX475.  Under the terms of the Agreement, the Company will receive $10.0 million in an upfront and expected near-term milestone payment. Additionally, the Company will be eligible to receive additional contingent payments of up to $108.0 million upon the achievement of specified milestones, consisting of up to $48.0 million upon the achievement of development milestones and up to $60.0 million upon the achievement of sales milestones, as well as double-digit royalties on future net sales of FLX475 in specified territories.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the  unaudited condensed consolidated Condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Registration Statement on Form S-1 and the related Prospectus dated October 30, 2019 filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4)of the Securities Act of 1933, as amended (“Prospectus”) for the fiscal year ended December 31, 2018 and filed with the SEC on November 1, 2019. This discussion includes both historical information and forward-looking statements that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report.

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in oncology and inflammatory diseases. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules that are designed to modulate the critical immune responses underlying these diseases. In our first four years since inception, we have discovered and advanced two unique drug candidates each targeting CCR4. Our lead oncology drug candidate, FLX475, reached the clinic in just two and a half years and our lead inflammation drug candidate, RPT193, entered the clinic in August 2019. We are also pursuing a range of targets, including GCN2 and HPK1, that are in the discovery stage of development.

Financial Overview

As of September 30, 2019, we had cash and cash equivalents of $48.3 million and working capital of $45.8 million.  We believe our current cash and cash equivalents, including the net proceeds of approximately $33.8 million from our initial public offering (the “IPO”) in November 2019, will be sufficient to fund our planned operations for a period of at least twelve months following the filing date of this report.

Components of Operating Results

Research and Development Expenses

We expense both internal and external research and development expenses as such expenses are incurred. We track the external research and development costs incurred for each of our drug candidates. However, we do not track our internal research and development costs by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

We account for non-refundable advance payments for goods or services that will be used in future research and development activities as expenses when the goods have been received or when the service have been performed rather than when the payment is made.

Clinical trial costs are a component of research and development expenses. We expense costs for our clinical trial activities performed by third parties, including clinical research organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with the associated agreements. We use information received from internal personnel and outside service providers to estimate the clinical trial costs incurred.

External research and development expenses consist primarily of costs incurred for the development of our drug candidates and include:

•	expenses incurred under agreements with CROs, investigative sites, and consultants to conduct our clinical trials and preclinical and non-clinical studies;
•	costs to acquire, develop and manufacture supplies for clinical trials and other studies, including fees paid to contract manufacturing organizations (“CMOs”); and
•	costs related to compliance with drug development regulatory requirements.

Internal research and development costs include:

•	salaries and related costs, including stock-based compensation and travel expenses, for personnel in our research and development functions;
•	costs for consultants; and
•	depreciation and other allocated facility-related and overhead expenses.

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of FLX475 and RPT193, and advance other programs into clinical development. Over the next few years, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs including payroll and stock-based compensation for personnel in executive, finance, human resources, business and corporate development, and other administrative functions; professional fees for legal, consulting, and accounting services; rent and other facilities costs, depreciation, and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses will increase substantially during the next few years as a result of staff expansion and additional occupancy costs, as well as costs associated with being a public company, including higher professional fees for legal, consulting, and accounting services, investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash and cash equivalents and also includes interest earned on promissory notes we executed with our president and chief executive officer and our former chief operating officer. The promissory note with our former chief operating officer was extinguished in May 2019, and the promissory note with our president and chief executive officer was forgiven in June 2019. Our cash and cash equivalents are invested in money market funds.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to clinical trial accruals and stock-based compensation reflect the more significant estimate and assumptions used in the preparation of our condensed consolidated financial statements.

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
Operating expenses:
Research and development	$8,582	$9,181	$(599)	-7%
General and administrative	1,733	1,364	369	27%
Total operating expenses	10,315	10,545	(230)	-2%
Loss from operations	10,315	10,545	(230)	-2%

Other income:
Other income, net	344	261	83	32%
Net loss	$9,971	$10,284	$(313)	-3%

Research and Development Expenses

Research and development expenses decreased $0.6 million, or 7%, to $8.6 million for the three months ended September 30, 2019 from $9.2 million for the three months ended September 30, 2018. The decrease in research and development expenses was primarily due to a decrease of $1.1 million in clinical costs relating to FLX475, a decrease of $0.9 million in outsourced research and development costs and a decrease of $0.5 million in laboratory supplies, offset by an increase of $1.3 million in clinical costs relating to RPT193, an increase of $0.4 million in personnel costs and an increase of $0.2 million in consulting costs.

The following is a comparison of research and development expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended
	September 30,
	2019	2018
External development expenses:
FLX475	$1,194	$2,009
RPT193	1,670	434
Other Programs	84	417
Internal research and development expenses	5,634	6,321
Total research and development expenses	$8,582	$9,181

As previously noted, we do not track our own internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 27%, to $1.7 million for the three months ended September 30, 2019 from $1.4 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily due to an increase of $0.2 million in consulting costs and an increase of $0.3 million in legal and accounting fees, offset by a decrease in facility-related costs of $0.1 million.

Other Income, Net

Other income, net increased $83,000, or 32%, to $344,000 for the three months ended September 30, 2019 from $261,000 for the three months ended September 30, 2018. The increase was due to an increase of $83,000 in interest income primarily as a result of a higher average cash and cash equivalents balances in 2019.

Comparison of the Nine months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
Operating expenses:
Research and development	$24,720	$23,387	$1,333	6%
General and administrative	6,094	3,889	2,205	57%
Total operating expenses	30,814	27,276	3,538	13%
Loss from operations	30,814	27,276	3,538	13%

Other income:
Other income, net	1,033	559	$474	85%
Net loss	$29,781	$26,717	$3,064	11%

Research and Development Expenses

Research and development expenses increased $1.3 million, or 6%, to $24.7 million for the nine months ended September 30, 2019 from $23.4 million for the nine months ended September 30, 2018. The increase in research and development expenses was primarily due to an increase of $2.7 million in clinical costs relating to RPT193, an increase of $0.9 million in personnel costs, $0.2 million in consulting, and $0.9 million in facilities related expenses, offset by a decrease of $0.4 million in clinical costs relating to FLX475, a decrease of $1.4 million in lab supplies, a decrease of $1.6 million in outsourced research and development costs.

The following is a comparison of research and development expenses for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
External development expenses:
FLX475	$4,068	$4,331
RPT193	3,752	1,119
Other Programs	312	586
Internal research and development expenses	16,588	17,351
Total research and development expenses	$24,720	$23,387

As previously noted, we do not track our own internal research and development costs by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $2.2 million, or 57%, to $6.1 million for the nine months ended September 30, 2019 from $3.9 million for the nine months ended September 30, 2018. The increase was primarily due to an increase of $0.3 million in personnel costs, an increase of $0.7 million in consultant costs, an increase of $0.5 million in legal fees, an increase of $0.6 million in accounting and audit related costs and an increase of $0.1 million in travel-related costs.

Other Income, Net

Other income, net increased $0.5 million to $1.0 million for the nine months ended September 30, 2019 from $0.5 million for the nine months ended September 30, 2018. The increase was as a result of a higher average cash and cash equivalents balances in 2019.

Liquidity and Capital Resources; Plan of Operations

We had cash and cash equivalents of $48.3 million and $63.8 million as of September 30, 2019 and December 31, 2018, respectively. Our cash and cash equivalents are held in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At September 30, 2019, we had an accumulated deficit of $148.7 million and working capital of $45.8 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize a product. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity, borrowings, and strategic alliances with other companies. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of or eliminate some of our development programs. We believe our current cash and cash equivalents, including the net proceeds of approximately $33.8 million from the closing of our IPO in November 2019, will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our drug candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the extent to which we acquire or in-license other drug candidates and technologies;

•	the cost, timing and outcome of regulatory review of our drug candidates;
•	the cost and timing of establishing sales and marketing capabilities, if any of our drug candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidates;
•	the costs associated with being a public company; and
•	the cost associated with commercializing our drug candidates, if they receive marketing approval.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(29,786)	$(23,742)
Investing activities	(863)	(1,846)
Financing activities	15,161	30,112
Net decrease in cash and cash equivalents	$(15,488)	$4,524

Cash Used in Operating Activities

Net cash used in operating activities was $29.8 million for the nine months ended September 30, 2019, reflecting a net loss of $29.8 million, net decrease in operating assets and liabilities of $2.2 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense of $2.2 million

Net cash used in operating activities was $23.7 million for the nine months ended September 30, 2018, reflecting a net loss of $26.7 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense of $1.9 million and net decrease in operating assets and liabilities of $1.1 million,

Cash Used in Investing Activities

Cash used in investing activities was $0.9 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively, and resulting primarily from the purchase of laboratory equipment and leasehold improvements.

Cash Provided by Financing Activities

Net cash provided by financing activities was $15.2 million and $30.1 million for the nine months ended September 30, 2019 and 2018, respectively, resulting primarily from the receipt of net proceeds from the issuance of our convertible preferred stock.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our final prospectus filed with the SEC on November 1, 2019.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2019 and December 31, 2018.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to elect the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million of the prior September 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $48.3 and $63.8 million, respectively, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

tyPART II. OTHER INFORMATION

Item 1.	Legal proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

Our business and investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, our ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such case, the market price of our common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our final prospectus filed with the Securities and Exchange Commission on November 1, 2019, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $29.8 million and $36.1 million for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $148.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

We expect our net losses to increase substantially as we advance the clinical development of our lead drug candidates, FLX475 and RPT193. However, the amount of our future losses is uncertain. Our ability to generate revenue from product sales and achieve or sustain profitability, if ever, will depend on, among other things, successfully developing drug candidates, obtaining regulatory approvals to market and commercialize drug candidates, manufacturing any approved products on commercially reasonable terms, entering into any future collaborations or other partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient capital to finance our operations. If we, or any of our future partners, are unable to develop and commercialize one or more of our drug candidates, or if sales revenue from any drug candidate that receives regulatory approval is insufficient, we will not achieve or sustain profitability, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

FLX475 and RPT193 are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market or that have gained regulatory approval. Other than FLX475 and RPT193, none of our drug candidates has ever been tested in humans. None of our drug candidates has advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Our ability to achieve and sustain profitability depends on us developing, obtaining regulatory approval for and successfully commercializing one or more drug candidates, either alone or with partners.

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we have successfully completed preclinical studies and a Phase 1 clinical trial with healthy volunteers for FLX475, and are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors, and have initiated a seamless Phase 1 trial of RPT193 comprised initially of Phase 1a single and multiple dose escalation cohorts of healthy volunteers, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for FLX475, RPT193 or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of FLX475, RPT193 or any other potential drug candidates.

FLX475 and RPT193 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, a partial response has been observed in one NSCLC patient in the 50 mg FLX475 and pembrolizumab cohort. It is possible that no response will be observed in other patients or that the observed partial response was caused solely by the pembrolizumab administered to the patient, and not by FLX475, or that the partial response was spontaneous, and unrelated to either FLX475 or pembrolizumab. Additionally, although RPT193 has shown activity in several preclinical models, and we have initiated a seamless Phase 1 trial of RPT193 comprised initially of Phase 1a single and multiple dose escalation cohorts of healthy volunteers, there is no guarantee that we will be able to proceed with its clinical development or that it will benefit patients. Even though we have designed and selected our drug candidates to achieve an intended biological effect and to avoid certain others, and even if we have demonstrated this effect in preclinical models, there can be no assurance that the effect will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage biopharmaceutical companies such as ours.

FLX475 is currently undergoing clinical development and testing as a single agent and in combination with pembrolizumab, which is supplied to us by Merck under our collaboration agreement with Merck. If Merck were to terminate our collaboration agreement, we may be forced to purchase pembrolizumab to continue our current and planned clinical trials or to pursue another anti-PD-1 therapy for co-administration with FLX475 in place of pembrolizumab, which may require us to restart preclinical studies or clinical trials, any of which could result in a change to our business plan and materially harm our business, financial condition, results of operations and prospects. In addition, if FLX475 is approved as a treatment in combination with pembrolizumab, then the availability of pembrolizumab for administration with FLX475 will affect our ability to commercialize FLX475. For example, if supply of pembrolizumab were constrained for any reason it could have the effect of limiting the commercial uptake of FLX475, if approved for commercial sale.

We may not have the financial resources to continue development of, or to enter into new collaborations for, FLX475 and RPT193 or any potential future drug candidates. Our position may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a drug candidate, such as:

•

negative or inconclusive results from our clinical trials or the clinical trials of others for drug candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;

•	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutics similar to ours;
•

delays in submitting INDs or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA, or other regulatory authorities regarding the scope or design of our clinical trials;
•	delays in enrolling research subjects in clinical trials;
•	high drop-out rates of research subjects;
•	inadequate supply or quality of drug candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•	greater-than-anticipated clinical trial costs;
•	poor effectiveness of our drug candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspections and review of a clinical trial or manufacturing site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•	delays and changes in regulatory requirements, policies and guidelines; or
•	the FDA or other regulatory agencies’ data interpretation.

Further, we and our potential future partners may never receive approval to market and commercialize any drug candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval.

FLX475, RPT193 or an RPT-GCN2i or other future drug candidates may not demonstrate the safety and efficacy necessary to support further clinical development or commercial viability.

We have completed a Phase 1 clinical trial with healthy volunteers for FLX475 and are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. In addition, we have initiated a seamless Phase 1 trial of RPT193 comprised initially of Phase 1a single and multiple dose escalation cohorts of healthy volunteers in August 2019. An RPT-GCN2i candidate has never been tested in humans. We may ultimately discover that neither FLX475, RPT193 nor an RPT-GCN2i candidate possesses certain properties that we currently believe are therapeutically effective or safe. For example, although RPT193 has exhibited encouraging results in preclinical models of atopic dermatitis and allergic asthma, it may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on RPT193. If FLX475, RPT193 or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to use and expand our proprietary drug discovery and development engine to build a pipeline of drug candidates, and as an organization we have no history of successfully developing drugs.

A key element of our strategy is to use and expand our proprietary drug discovery and development engine to build a pipeline of potential drug candidates and advance these drug candidates through preclinical studies and clinical development for the treatment of various diseases. As an organization, we have never developed a drug candidate through to commercialization nor have we ever conducted a pivotal clinical trial. Although our research and development efforts to date have resulted in our identification and development of FLX475, RPT193 and other potential future drug candidates, neither our proprietary drug discovery and development engine nor our organization has a track record of success. Our current drug candidates may not be safe or effective therapeutics and we may not be able to develop any successful drug candidates. Our proprietary drug discovery and development engine is evolving and may not reach a state at which building a pipeline of drug candidates is possible. Even if we are successful in building our pipeline of drug candidates, the potential drug candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including unacceptable toxicity or other characteristics that indicate that the drug candidates are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Even if the drug candidates we identify are suitable for clinical development, our lack of experience as an organization at developing drugs may cause us to fail in successfully developing the drug candidate through to commercialization. If we do not successfully develop and commercialize drug candidates, we will not be able to generate product revenue in the future.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our drug candidates could harm our drug development strategy and operational results.

As one of the elements of our clinical development approach, we may seek to screen and identify subsets of patients who are more likely to benefit from our drug candidates. To achieve this, we may seek to develop and commercialize companion diagnostics by us or by third-party collaborators. Companion diagnostics are sometimes developed in conjunction with clinical programs for an associated product. The approval of a companion diagnostic as part of the product label would limit the use of the drug candidate to those patients who are more likely to benefit from our drug candidate.

Companion diagnostics are subject to regulation by the FDA and other regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required premarket approval of all companion diagnostics for oncology therapies. We may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related drug candidates. The time and cost associated with developing a companion diagnostic may not prove to have been necessary in order to successfully market the product.

The market may not be receptive to our current or potential future drug candidates, and we may not generate any revenue from the sale or licensing of our drug candidates.

Even if regulatory approval is obtained for a drug candidate, including FLX475 or RPT193, we may not generate or sustain revenue from sales of such products. Market acceptance of our current and potential future drug candidates will depend on, among other factors:

•	the timing of our receipt of any marketing and commercialization approvals;
•	the terms of any approvals and the countries in which approvals are obtained;
•	the safety and efficacy of our drug candidates;
•	the prevalence and severity of any adverse side effects associated with our drug candidates;
•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•	relative convenience and ease of administration of our drug candidates;
•	the extent to which physicians recommend our products to their patients;
•	the availability of coverage and adequate government and third-party payor reimbursement;
•	the pricing of our products, particularly as compared to alternative treatments; and
•	the availability of alternative effective treatments for the disease indications our drug candidates are intended to treat and the relative risks, benefits and costs of those treatments.

If any drug candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to expand indications for approved drug candidates

Part of our drug development strategy is to clinically test and seek regulatory approval for our drug candidates in indications in which we believe there is the most evidence that we will be able to quickly generate PoC data. We then intend to expand clinical testing and seek regulatory approvals in other indications within oncology and inflammatory diseases. Conducting clinical trials for additional indications for our drug candidates requires substantial technical, financial and human resources and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be successful in our effort to obtain regulatory approval for our drug candidates for additional indications even if we obtain approval for an initial indication.

If we or others later identify undesirable side effects caused by FLX475 or RPT193, our ability to market and derive revenue from the drug candidate could be compromised.

Undesirable side effects caused by FLX475, RPT193 or any other potential future drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not discovered any adverse side effects of FLX475 or RPT193 in healthy subjects that have limited our ability to test FLX475 or RPT193 in humans, and only initiated clinical trials for RPT193 in healthy volunteers in August 2019 and have not yet initiated clinical trials of an RPT-GCN2i candidate, it is possible that there will be undesirable side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a drug candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a drug candidate may only be uncovered when a significantly larger number of patients are exposed to the drug candidate or when patients are exposed for a longer period of time.

If any of our current or potential future drug candidates receive regulatory approval and we or others identify undesirable side effects caused by one of these products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we may be required to recall the product or change the way the product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer.

We will need substantial additional funds to advance development of drug candidates and our drug discovery and development engine, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future drug candidates.*

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. Developing our drug candidates and conducting clinical trials for the treatment of cancer and any other indications that we may pursue in the future will require substantial amounts of capital. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2019, we had $48.3 million in cash and cash equivalents.  Based on current business plans, we believe that our current cash and cash equivalents, including the net proceeds of approximately $33.8 million from the closing of the IPO in November 2019 will provide sufficient funds to enable us to meet our obligations through the second quarter of 2021.  Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities.  The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•	the timing and progress of the advancement of our drug discovery and development engine;
•	the price and pricing structure that we are able to obtain from our third-party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•

our ability to maintain our current licenses, collaboration and research and development programs, including the continued agreement of Merck to supply pembrolizumab to us for use in our clinical trials;

•	our ability to establish new collaborations;
•	the progress of the development efforts of parties with whom we may in the future enter into collaboration and research and development agreements;
•	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;
•	the cost and timing of regulatory approvals; and
•

our efforts to enhance operational systems, secure sufficient laboratory space and hire additional personnel, including personnel to support development of our drug candidates and satisfy our obligations as a public company.

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our current and potential future drug candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted and the terms of these securities may include liquidation preferences or other rights that adversely affect our and our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We do not expect to realize revenue from product sales in the foreseeable future, if at all, and unless and until our current and potential future drug candidates are clinically tested, approved for commercialization and successfully marketed.

We may expend our limited resources to pursue a particular drug candidate and fail to capitalize on drug candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to prioritize our efforts on specific research and development programs, including clinical development of FLX475, RPT193 and an RPT-GCN2i or other future drug candidates. As a result, we may forgo or delay pursuit of other opportunities, including with potential future drug candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

We may not be able to enter into collaborations or strategic transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future drug candidates, impact our cash position and increase our expense.

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of drug candidates or technologies. For example, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or pharmaceutical companies, hospitals or other third parties. The competition for partners is intense, and the negotiation process may be time-consuming and complex. If we are not able to enter into collaborations or other strategic transactions, or continue our existing collaboration, we may not have access to required liquidity or expertise to further develop our potential future drug candidates or our drug discovery and development engine. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, drug candidates or technologies;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
•	higher-than-expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses;
•	difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business;
•	impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership; and
•	the inability to retain key employees of any acquired business.

Accordingly, although there can be no assurance that we will undertake or successfully complete any collaborations or other strategic transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and our business could be materially harmed by such transactions. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our drug candidates and have a negative impact on the competitiveness of any drug candidate that reaches market.

In addition, to the extent that any of our current or future partners were to terminate a collaboration agreement, we may be forced to seek additional partnerships, which may be less favorable to us, or independently develop our current and future drug candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and obtaining, maintaining, enforcing and defending intellectual property rights, or, in certain instances, abandon drug candidates altogether, any of which could result in a change to our business plan and materially harm our business, financial condition, results of operations and prospects.

If third parties on which we rely to conduct certain preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse impacts on our business and financial condition.

We rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had if we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA may require preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse impact on our commercial prospects and may impair our ability to generate revenue.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In particular, we are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors. We cannot predict how difficult it will be to enroll patients for trials in these indications. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the severity of the disease under investigation;
•	the patient eligibility criteria defined in the clinical trial protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the patient referral practices of physicians;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•

clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our future clinical trials will compete with other clinical trials for drug candidates that are in the same therapeutic areas as our drug candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Additionally, because some of our clinical trials will be conducted in patients with advanced solid tumors, the patients are typically in the late stages of the disease and may experience disease progression or adverse events independent from our drug candidates, making them unevaluable for purposes of the trial and requiring additional enrollment. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our drug candidates.

We may not be able to conduct, or contract others to conduct, animal testing in the future, which could harm our research and development activities.

Certain laws and regulations relating to drug development require us to test our drug candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted or delayed.

Because we may rely on third parties for manufacturing and supply of our drug candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

We currently rely on third-party contract manufacturers for our current and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our drug candidates for clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of current and future clinical development materials, including our source for the manufacture of FLX475 and RPT193. We cannot assure you that our preclinical or current or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and current and future clinical activities at commercially reasonable terms in the event that their services to us becomes interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

The manufacturing process for a drug candidate is subject to FDA and other regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMP”). If any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, or at all. In some cases, the technical skills or technology required to manufacture our current and future drug candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our drug candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop drug candidates in a timely manner or within budget.

We also expect to rely on third-party manufacturers if we receive regulatory approval for any drug candidate. We have existing, and may enter into future, manufacturing arrangements with third parties. We will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for any drug candidate, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our drug candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of drug candidates under development;
•	delay in submitting regulatory applications, or receiving regulatory approvals, for drug candidates;
•	loss of the cooperation of a potential future partner;
•	subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease distribution or to recall batches of drug candidates; and
•	in the event of approval to market and commercialize a drug candidate, an inability to meet commercial demands for our products.

Our third-party manufacturers may be unable to successfully scale manufacturing of FLX475, RPT193 or potential future drug candidates in sufficient quality and quantity, which would delay or prevent us from developing drug candidates and commercializing approved products, if any.

In order to conduct further clinical trials for FLX475 and RPT193, as well as any potential future drug candidates, we will need to manufacture large quantities of these drug candidates. We may continue to use third parties for our manufacturing needs. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any current or potential future drug candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale the manufacture of any current or potential future drug candidate in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

If the market opportunities for our current and potential future drug candidates, including FLX475 and RPT193, are smaller than we believe they are, our ability to generate product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of cancers and allergic inflammatory diseases that FLX475 and RPT193, respectively, may have the potential to treat is based on estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future drug candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may further be reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from FLX475 or RPT193.

Further, there are several factors that could contribute to making the actual number of patients who receive our current or potential future drug candidates less than the potentially addressable market, including the lack of widespread limited reimbursement for new therapies in many markets.

We face intense competition from entities that have developed or may develop drug candidates for the treatment of the diseases that we are currently targeting or may target in the future. If these companies develop technologies or drug candidates more rapidly than we do, or if their technologies or drug candidates are more effective, our ability to develop and successfully commercialize drug candidates may be adversely affected.

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors are often larger and better funded than we are. Our competitors have developed, are developing or will develop drug candidates and processes competitive with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are developing or may try to develop drug candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical, immuno-oncology and inflammation fields.

We are aware of a number of companies that are developing biologics and small molecule drugs for the treatment of cancer and inflammatory diseases. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our future partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to small molecule drugs or biologics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the drugs we develop are or become available.

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as ChemoCentryx, Tusk/Roche and Agenus/Gilead for oncology, and Dermira and AnaptysBio for inflammatory diseases. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and other therapeutics for use in treating cancer and inflammatory diseases such as AbbVie, Amgen, AstraZeneca plc, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If FLX475, RPT193 or an RPT-GCN2i or other future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or currently marketed.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any drug candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any product we develop obsolete or noncompetitive before we recover the expense of developing and commercializing such product. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.*

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Brian Wong, M.D., Ph.D., our President and Chief Executive Officer, Rodney Young, our Chief Financial Officer, William Ho, M.D., Ph.D., our Chief Medical Officer and Dirk Brockstedt, Ph.D., our Chief Scientific Officer, as well as our ability to attract and retain other highly qualified personnel. We have a written employment agreement with each of Drs. Wong, Ho and Brockstedt and with Mr. Young. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our drug candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

Our future success will also depend in large part on our ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face significant competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

As of September 30, 2019, we had 64 full-time employees. Our focus on the development of FLX475, RPT193 and an RPT-GCN2i and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

We may experience difficulties in managing our growth and expanding our operations.

We have limited experience in product development. As our current and potential future drug candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us.

We may also experience difficulties in the discovery and development of potential future drug candidates using our drug discovery and development engine if we are unable to meet demand as we grow our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures and secure adequate facilities for our operational needs. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If any of our drug candidates is approved for marketing and commercialization in the future and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.

We currently have no sales, marketing or distribution capabilities or experience. We will need to develop internal sales, marketing and distribution capabilities to commercialize each current and potential future drug candidate that gains FDA approval, which would be expensive and time-consuming, or enter into partnerships with third parties to perform these services. If we decide to market any approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market any approved products or decide to co-promote products with partners, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business and results of operations could be materially and adversely affected.

Our present and potential future international operations may expose us to business, political, operational, and financial risks associated with doing business outside of the United States.

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States. If approved, we or our collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•	additional potentially relevant third-party patent and other intellectual property rights that may be necessary to develop and commercialize our products and drug candidates;
•	complexities and difficulties in obtaining, maintaining, enforcing and defending our patent and other intellectual property rights;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions, implementation of tariffs;

•	certain expenses including, among others, expenses for travel, translation and insurance; and
•

regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

Any of these factors could harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize drug candidates in foreign markets for which we may rely on partnering with third parties. We will not be permitted to market or promote any drug candidate before we receive regulatory approval from the applicable regulatory authority in a foreign market, and we may never receive such regulatory approval for any drug candidate. To obtain separate regulatory approval in foreign countries, we generally must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of a drug candidate, and we cannot predict success in these jurisdictions. If we obtain approval of any of our current or potential future drug candidates and ultimately commercialize any such drug candidate in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

Price controls imposed in foreign markets may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure exerted by governments and other stakeholders on prices and reimbursement levels, including as part of cost-containment measures. Political, economic and regulatory developments, in the United States or internationally, may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or future partners may be required to conduct clinical trials or other studies that compare the cost-effectiveness of a drug candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any current or potential future drug candidate that is approved for marketing in the future is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business and results of operations or prospects could be materially and adversely affected and our ability to commercialize such drug candidate could be materially impaired.

Our business entails a significant risk of product liability, and our inability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.

As we conduct clinical trials of FLX475 and RPT193, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of cancer and inflammatory disease treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business and financial condition, including the imposition of significant criminal, civil, and administrative fines or other sanctions, such as monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity obligations, reputational harm and the curtailment or restructuring of our operations.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

We and our current and any of our future collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”)), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA goes into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or any of our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

If we, our CROs or our IT vendors experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

In connection with our drug discovery and development engine and efforts, we or our CROs may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. Although we have extensive measures in place to prevent the sharing and loss of patient data in our sample collection process associated with our drug discovery and development engine, any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR). Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business. We may also rely on third-party IT vendors to host or otherwise process some of our data and that of users, and any failure by such IT vendor to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

We depend on sophisticated information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business.

We rely on information technology systems that we or our CROs or other vendors, contractors or consultants operate to process, transmit and store electronic information in our or their day-to-day operations. The size and complexity of such information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. A successful attack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we or our CROs or other vendors, contractors or consultants fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we or they could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our research and development work.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing involves the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing of these materials in our facilities comply with the relevant guidelines of the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Although we have some environmental liability insurance covering certain of our facilities, we may not maintain adequate insurance for all environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by natural or other disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are concentrated in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather, medical epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities or the manufacturing facilities of our third-party contract manufacturers, or lose our repository of preclinical and clinical human samples and other valuable laboratory samples, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our drug candidates or interruption of our business operations. Natural disasters such as earthquakes or wildfires, both of which are prevalent in Northern California, floods or tsunamis could further disrupt our operations, and have a material negative impact on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business and financial condition.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain, enforce or defend intellectual property rights related to our technology and current or future drug candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.

Our success depends in large part on our ability to obtain and maintain protection in the United States and other countries for our intellectual property rights and proprietary technology. We rely on patents and other forms of intellectual property rights to protect our current or future drug discovery and development engine, drug candidates, methods used to manufacture our current or future drug candidates, and methods for treating patients using our current or future drug candidates. We do not currently own any patents or patent applications relating to our proprietary drug discovery and development engine.

The patent prosecution process is expensive, complex and time-consuming. Patent license negotiations also can be complex and protracted, with uncertain results. We may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. The patent applications that we own or may in-license may fail to result in issued patents, and, even if they do issue as patents, such patents may not cover our current or future technologies or drug candidates in the United States or in other countries or provide sufficient protection from competitors. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance.

Further, although we make reasonable efforts to ensure patentability of our inventions, we cannot guarantee that all of the potentially relevant prior art relating to our patent applications and any issued patents we obtain has been found. For example, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, and in some cases not at all. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our drug discovery and development engine, our drug candidates or the use of our technologies. We thus cannot know with certainty whether we or any of our future licensors were the first to make the inventions claimed in our pending patent applications or any issued patents we obtain, or that we or our any of our future licensors were the first to file for patent protection of such inventions. For this reason, and because there is no guarantee that any prior art search is absolutely correct and comprehensive, we may be unaware of prior art that could be used to invalidate an issued patent or to prevent our pending patent applications from issuing as patents. Invalidation of any of our patent rights, including in-licensed patent rights, could materially harm our business, financial condition, results of operations and prospects.

Moreover, the patent positions of biopharmaceutical companies are generally uncertain because they may involve complex legal and factual considerations that have, in recent years, been the subject of legal development and change. As a result, the issuance, scope, validity, enforceability and commercial value of our pending patent rights is uncertain. The standards applied by the United States Patent and Trademark Office (“USPTO”), and foreign patent offices in granting patents are not always certain and moreover, are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patent rights or narrow the scope of our patent protection.

Even if patents do successfully issue and even if such patents cover our current or any future technologies or drug candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to any patents we own or may in-license could deprive us of rights necessary for the successful commercialization of any current or future technologies or drug candidates that we may develop. Likewise, if patent applications we own or may in-license with respect to our development programs and current or future technologies or drug candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or drug candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as FLX475, RPT193 or an RPT-GCN2i or other future drug candidates that emerge from our discovery program.

The filing of a patent application or the issuance of a patent is not conclusive as to its ownership, inventorship, scope, patentability, validity or enforceability. Issued patents and patent applications may be challenged in the courts and in the patent office in the United States and abroad. For example, our patent applications or patent applications filed by any of our future licensors may be challenged through third-party submissions, opposition or derivation proceedings. By further example, issued patents may be challenged through reexamination, inter partes review or post-grant review proceedings before the USPTO or patent offices in other jurisdictions, or in declaratory judgment actions or counterclaims. An adverse determination in any such submission, proceeding or litigation could prevent the issuance of, reduce the scope of, invalidate or render unenforceable our patent rights; limit our ability to stop others from using or commercializing similar or identical products; allow third parties to compete directly with us without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patent rights is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Moreover, some of our intellectual property, including patents and patent applications, are or may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such intellectual property, including patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. We may need the cooperation of any such co-owners of our patent rights to enforce such patent rights against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business prospects and financial conditions.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or we could lose certain rights to grant sublicenses.

Any license, collaboration or other intellectual property-related agreements impose, and any future license, collaboration or other intellectual property-related agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. In spite of our best efforts, any of our future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technologies covered by these license agreements. Any license agreements we enter into may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may seek to obtain licenses from licensors in the future, however, we may be unable to obtain any such licenses at a reasonable cost or on reasonable terms, if at all. In addition, if any of our future licensors terminate any such license agreements, such license termination could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and ability to achieve profitability.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce and defend patents we may in-license, or lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or drug candidates that is the subject of such licensed rights could be materially adversely affected. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs.

Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s intellectual property rights and the amount of any damages or future royalty obligations that would result if any such claims were successful would depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or drug candidates.

Patents have a limited lifespan. In the United States, the standard patent term is typically 20 years after filing. Various extensions may be available. Even so, the life of a patent and the protection it affords are limited. As a result, our patent portfolio provides us with limited rights that may not last for a sufficient period of time to exclude others from commercializing products similar or identical to ours. For example, given the large amount of time required for the research, development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Extensions of patent term may be available, but there is no guarantee that we would succeed in obtaining any particular extension—and no guarantee any such extension would lengthen the patent term for a sufficient period of time to exclude others from commercializing products similar or identical to ours. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved drug, a method for using it, or a method for manufacturing it. The applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to any patents we obtain, or may grant more limited extensions than we request. An extension may not be granted or may be limited where there is, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply before expiration of relevant patents, or some other failure to satisfy applicable requirements. If this occurs, our competitors may be able to launch their products earlier by taking advantage of our investment in development and clinical trials along with our clinical and preclinical data. This could have a material adverse effect on our business and ability to achieve profitability.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our current or any future technologies or drug candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States or elsewhere could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The United States has enacted and implemented wide-ranging patent reform legislation. In 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law, which could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents we obtain. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. These provisions also allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to challenge the validity of a patent by the USPTO administered post grant proceedings, including derivation, reexamination, inter partes review, post-grant review and interference proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first-to-file provisions, became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents we obtain, all of which could have a material adverse impact on our business prospects and financial condition.

As referenced above, for example, courts in the U.S. continue to refine the heavily fact-and-circumstance-dependent jurisprudence defining the scope of patent protection available for therapeutics, narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This creates uncertainty about our ability to obtain patents in the future and the value of such patents. We cannot provide assurance that future developments in U.S. Congress, the federal courts and the USPTO will not adversely impact our patent rights. The laws and regulations governing patents could change in unpredictable ways that could weaken our and our licensors’ ability to obtain new patents or to enforce our existing patent rights or patent rights that we might obtain or in-license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may have a material adverse effect on our and our licensors’ ability to obtain new patents or to protect and enforce our owned or in-licensed patent rights or patent rights that we may obtain or in-license in the future.

Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.

Third parties may attempt to invalidate our intellectual property rights. Even if such rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management, and could have a material and adverse impact on our profitability, financial condition and prospects or ability to successfully compete.

Further, we cannot guarantee that we are aware of all patents and patent applications potentially relevant to our technology or products. There may be issued and pending patents that claim aspects of our current or potential future drug candidates and modifications that we may need for our current or potential future drug candidates. We may not be aware of potentially relevant third-party patents or applications for several reasons. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our drug candidates or technologies could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our drug candidates or the use of our technologies.

We may be subject to priority disputes, inventorship disputes and similar proceedings that could, if resolved unfavorably, narrow the scope of our intellectual property protection. We cannot provide any assurances that third-party patents do not exist that might be enforced against our drug candidates or technologies or future methods or products, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties, which could be significant.

Thus, it is possible that one or more third parties will hold patent rights to which we will need a license, which may not be available on reasonable terms or at all. If such third parties refuse to grant us a license to such patent rights on reasonable terms or at all, we may be required to expend significant time and resources to redesign our technology, drug candidates or the methods for manufacturing our drug candidates, or to develop or license replacement technology, all of which may not be commercially or technically feasible. In such case, we may not be able to market such technology or drug candidates and may not be able to perform research and development or other activities covered by these patents. This could have a material adverse effect on our ability to commercialize our drug candidates and our business and financial condition.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patents on current or future technologies or drug candidates in all countries throughout the world would be prohibitively expensive. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patent or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in such foreign jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patent rights or the marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and could divert our efforts and attention from other aspects of our business. Such proceedings could also put our patent rights at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us or any of our future licensors. We may not prevail in any lawsuits or other adversarial proceedings that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce such intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or in-license.

Further, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of its patents. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business prospects, financial condition and results of operations may be materially adversely affected.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Our commercial success depends, in part, upon our ability or the ability of any of our future collaborators to develop, manufacture, market and sell our current or any future drug candidates and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary and intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights.

We or any of our future licensors or strategic partners, may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current or any potential future drug candidates and technologies, including derivation, reexamination, inter partes review, post-grant review or interference proceedings before the USPTO and similar proceedings in jurisdictions outside of the United States, such as opposition proceedings. If we or our licensors or strategic partners are unsuccessful in any interference proceedings or other priority or validity disputes (including through any patent oppositions) to which we or they are subject, we may lose valuable intellectual property rights through the loss of one or more patents or our patent claims may be narrowed, invalidated, or held unenforceable. In some instances, we may be required to indemnify our licensors or strategic partners for the costs associated with any such adversarial proceedings or litigation. Third parties may also assert infringement, misappropriation or other claims against us, our licensors or our strategic partners based on existing patents or patents that may be granted in the future, as well as other intellectual property rights, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with us, our licensors or our strategic partners to enforce or otherwise assert their patent rights or other intellectual property rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents and other intellectual property rights are valid, enforceable and infringed, which could have a material adverse impact on our ability to utilize our drug discovery and development engine or to commercialize our current or any future drug candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity by presenting clear and convincing evidence of invalidity. There is no assurance that a court of competent jurisdiction, even if presented with evidence we believe to be clear and convincing, would invalidate the claims of any such U.S. patent.

Further, we cannot guarantee that we will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our drug candidates. If we or any of our licensors or strategic partners are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we, or any of our licensors or strategic partners, may choose to seek, or be required to seek, a license from a third party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing our drug discovery and development engine or drug candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

In addition, we or our licensors or strategic partners may find it necessary to pursue claims or to initiate lawsuits to protect or enforce our patent or other intellectual property rights. If we or our licensors or strategic partners were to initiate legal proceedings against a third party to enforce a patent covering one of our drug candidates or our technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, claiming patent-ineligible subject matter, lack of novelty, indefiniteness, lack of written description, non-enablement, anticipation or obviousness. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome of such invalidity and unenforceability claims is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we or our licensors or strategic partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection for one or more of our drug candidates. The narrowing or loss of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. All of these events could have a material adverse effect on our business, financial condition, results of operations and prospects. Patent and other intellectual property rights also will not protect our drug candidates and technologies if competitors or third parties design around such drug candidates and technologies without legally infringing, misappropriating or violating our patent or other intellectual property rights.

The cost to us in defending or initiating any litigation or other proceeding relating to our patent or other intellectual property rights, even if resolved in our favor, could be substantial, and any litigation or other proceeding would divert our management’s attention and distract our personnel from their normal responsibilities. Such litigation or proceedings could materially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to more effectively sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and materially limit our ability to continue our operations. Furthermore, because of the substantial amount of discovery required in connection with certain such proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, such announcements could have a material adverse effect on the price of our common stock.

Intellectual property rights of third parties could adversely affect our ability to commercialize our current or future technologies or drug candidates, and we might be required to litigate or obtain licenses from third parties to develop or market our current or future technologies or drug candidates, which may not be available on commercially reasonable terms or at all.

Because the immuno-oncology and inflammation disease landscapes are still evolving, it is difficult to conclusively assess our freedom to operate. Thus, we may unknowingly pursue development of a product or technology that infringes, misappropriates or otherwise violates third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering immune-therapies generally or covering small molecules directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies, drug candidates or elements thereof or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies, drug candidates or elements thereof unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties, that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or drug candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or drug candidates. Should such an infringement claim be successfully brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or drug candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

Third-party intellectual property right holders may also actively bring infringement, misappropriation or other claims alleging violations of intellectual property rights against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our drug candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future technologies or drug candidates that are held to be infringing, misappropriating or otherwise violating third-party intellectual property rights. We might, if possible, also be forced to redesign current or future technologies or drug candidates so that we no longer infringe, misappropriate or violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, which could have a material adverse effect on our financial condition and results of operations.

We may not be successful in obtaining necessary or exclusive rights to any drug candidates or products we may develop through acquisitions and in-licensing.

We may be unable to acquire or otherwise in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for drug candidates that we may wish to develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or drug candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Patent rights we may in-license in the future may be subject to a reservation of rights by one or more third parties. For example, the research resulting in any in-licensed patent rights and technology may be funded in part by the U.S. government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

As referenced above, in addition to seeking patent protection for certain aspects of our current or future technologies and drug candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. However, trade secrets and know-how can be difficult to protect. We protect and plan to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants under which they are obligated to maintain confidentiality and to assign their inventions to us. Despite these efforts, we may not obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

Moreover, individuals with whom we have such agreements may not comply with their terms. Any of these parties may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for any such breaches. We may be forced to bring claims against third parties, including current or former employees or consultants, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property, including our patent rights. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret, or securing title to an employee- or consultant-developed invention if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable. If we are unsuccessful in any inventorship disputes to which we are subject, we may lose valuable intellectual property rights, such as ownership of our patent rights. In addition, some courts in the United States and certain foreign jurisdictions disfavor or are unwilling to protect trade secrets. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent that competitor from using the technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be materially and adversely harmed.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets or other proprietary information of our employees’ or consultants’ former employers or their clients.

Many of our employees or consultants and our licensors’ employees or consultants were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that one or more of these employees or consultants or we have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of any such individual’s current or former employers. Litigation or arbitration may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or may be enjoined from using such intellectual property. Any such proceedings and possible aftermath would likely divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. A loss of key research personnel or their work product could limit our ability to commercialize, or prevent us from commercializing, our current or future technologies or drug candidates, which could materially harm our business. Even if we are successful in defending against any such claims, litigation or arbitration could result in substantial costs and could be a distraction to management.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patent rights and any patent rights we may own or in-license in the future. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these requirements, and we may also be dependent on our licensors to take the necessary action to comply with these requirements with respect to our in-licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products, which could have a material adverse effect on our business prospects and financial condition.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We own a pending U.S. trademark application, but do not yet own a U.S. registered trademark, for our corporate name, “RAPT.” We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we use for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be materially adversely affected.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

•

others may be able to make small molecule drugs, inhibitors or formulations that are similar to our drug candidates, but that are not covered by the claims of any patents that we own, license or control;

•	we or any strategic partners might not have been the first to make the inventions covered by the patent rights that we own, license or control;
•	we or our licensors might not have been the first to file patent applications covering certain of our owned and in-licensed inventions;
•	others may independently develop the same, similar, or alternative technologies without infringing, misappropriating or violating our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•

issued patents that we may own, in-license, or control may not provide us with any competitive advantages, or may be narrowed or held invalid or unenforceable, including as a result of legal challenges;

•

our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse impact on our business and financial condition.

Risks Related to Government Regulation

Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our drug candidates FLX475 and RPT193 are in clinical development, and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future drug candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of a drug candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors and we anticipate that initial data from this trial will be available by the first half of 2020. Further, we have initiated a seamless Phase 1 trial of RPT193 comprised initially of Phase 1a single and multiple dose escalation cohorts of healthy volunteers in August 2019 with PoC data expected by mid-2020. Despite these plans, we may experience delays in initiating or completing our clinical trials. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

•	the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
•	obtaining regulatory approval to commence a clinical trial;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board (“IRB”) approval at each clinical trial site;
•	recruiting suitable patients to participate in a clinical trial;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of our drug candidates for use in clinical trials.

Furthermore, we expect to rely on our CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our current or potential future drug candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion, or termination, of any clinical trial of any of our current or potential future drug candidates, the commercial prospects of such drug candidate will be harmed, and our ability to generate product revenue from such drug candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our current or potential future drug candidates.

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize FLX475, RPT193 or an RPT-GCN2i or other future drug candidate.

FLX475, RPT193, an RPT-GCN2i and other future drug candidates are and will be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug, therapeutic or biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we may develop will obtain the regulatory approvals necessary for us or our potential future partners to begin selling them.

We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the drug candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular drug candidate for which we are seeking approval. Further, we and our potential future partners may never receive approval to market and commercialize any drug candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If any of our drug candidates prove to be ineffective, unsafe or commercially unviable, we may have to re-engineer FLX475, RPT193 or an RPT-GCN2i or other future drug candidates, and our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa.

Even if we receive regulatory approval for any of our current or potential future drug candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we or potential future partners obtain for FLX475, RPT193 or an RPT-GCN2i or other future drug candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such drug candidate. In addition, if the FDA or other regulatory authority approves FLX475, RPT193 or an RPT-GCN2i or other future drug candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners;

•	suspension or revocation of product license approvals;
•	product seizure or detention or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical and biotechnology industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (“AMP”);

•

a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health program;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”.

Some of the provisions of the ACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, that is commonly referred to as the “individual mandate.” Additionally, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (“BBA”), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. In 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. In addition, on January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers that, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

If we or potential future partners, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order, arranging for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act (discussed below);

•

federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, that impose penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third-party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.

Even if we receive marketing and commercialization approval of a drug candidate, we will be subject to continuing regulatory requirements, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the United States and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategy (“REMS”), after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We intend to rely on third-party manufacturers and we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future partners, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

Even if we are able to commercialize any drug candidate, such drug candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use our future products, if any, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost.

Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its product. Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for pharmaceutical products in the U.S. can differ significantly from payor to payor. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain regulatory approval.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.*

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We interact with officials and employees of government agencies and government-affiliated hospitals, universities and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad or to obtain necessary permits, licenses and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

Our Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Comprehensive tax reform bills could adversely affect our business and financial condition.

In 2017, the U.S. Congress passed the Tax Act, enacting comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others: a permanent reduction to the corporate income tax rate; a partial limitation on the deductibility of business interest expense; a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base); and a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform remains uncertain, and our business and financial condition could be adversely affected. This Quarterly Report on Form 10-Q does not provide an in-depth discussion of any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Risks Related to Our Common Stock

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to the ongoing development of our drug candidates or future development programs;
•	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;
•

our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;

•	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	if any of our drug candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such drug candidates;
•	regulatory developments affecting our drug candidates or those of our competitors; and
•	changes in general market and economic conditions.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•	our ability to advance FLX475, RPT193 or other potential future drug candidates in the clinic;
•	results of our preclinical studies, non-clinical studies and clinical trials for our current and future drug candidates or those of our competitors or potential future partners;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
•	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments, disputes or litigation matters concerning patents or other intellectual property rights, and our ability to obtain and maintain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Substantial purchases of common stock by existing stockholders could reduce the liquidity of the trading market for our common stock and increase price volatility.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

If securities or industry analysts do not publish research or reports about our company, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. If no or few securities or industry analysts commence coverage of our company, the trading price for our common stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property rights or our common stock performance, or if our target studies and operating results fail to meet the expectations of the analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.*

Based on the beneficial ownership of our capital stock as of November 30, 2019, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned over a majority of our common stock after giving effect to the additional purchases by these holders in our initial public offering. As a result, these stockholders, if acting together, will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

The interests of these stockholders may not be the same as, and may even conflict with, your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2019 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital may be needed in the future to continue our planned operations, including further development of our drug discovery and development engine, preparing IND filings, conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2019 Equity Incentive Plan or the 2019 Plan, our management is authorized to grant stock options to our employees, directors and consultants. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2019 Plan is 3,481,819 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2030, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of an exemption that allows us to delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, we will not be subject to the same new or revised accounting standards as other public companies that comply with the public company effective dates, including but not limited to the new lease accounting standard. We may also elect to take advantage of other reduced reporting requirements in future filings. As a result of these elections, the information that we provide to our stockholders may be different than you might receive from other public reporting companies. However, if we later decide to opt out of the extended period for adopting new accounting standards, we would need to disclose such decision and it would be irrevocable.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss (“NOL”) or tax credits to offset future taxable income. Our existing NOLs or credits may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs or credits could be further limited by Section 382 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Business,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may incur significant costs from class action litigation due to our expected stock volatility.

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts for our drug discovery and development engine and our drug candidates, the development efforts of future partners or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of our company or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

•	a prohibition on actions by our stockholders by written consent;
•

a requirement that special meetings of stockholders, which our company is not obligated to call more than once per calendar year, be called only by the chair of our board of directors, our chief executive officer, or our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors;

•	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings;
•	division of our board of directors into three classes, serving staggered terms of three years each; and
•	the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, as amended, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

(1)	any derivative action or proceeding brought on our behalf;
(2)	any action asserting a breach of fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders;
(3)

any action asserting a claim against us or any of our directors, officers or other employees arising under any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or

(4)	any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine.

These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the rules and regulations thereunder. However, these provisions apply to Securities Act claims and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If the Court of Chancery’s decision were to be overturned, we would seek to enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Since January 1, 2019 we have made sales of the following unregistered securities (share and per share amounts reflect a 1-for-6 reverse stock split of our common stock effected on July 19, 2019):

1.

Between January 1, 2019 and September 30, 2019, we granted stock options under our 2015 Plan to purchase an aggregate of 416,919 shares of our common stock at a weighted average exercise price of $8.63 per share to a total of 64 employees, directors and consultants.

2.	Between January 1, 2019 and September 30, 2019, we issued and sold 6,311,445 shares of convertible preferred stock at a price per share of $2.295.

The issuances and sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds

On November 4, 2019, we completed our IPO.  Our registration statement on Form S-1 (File Nos. 333-232572) relating to the IPO was declared effective by the SEC on October 30, 2019.  We issued an aggregate of 3,427,360 shares of our common stock (inclusive of 427,360 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares) at a price of $12.00 per share for aggregate cash proceeds of $33.8 million, after deducting underwriting discounts and commissions and net of estimated offering costs.

The sale and issuance of 3,200,000 shares in the IPO (inclusive of 200,000 shares of common stock pursuant to the underwriters’ over-allotment option) closed on November 4, 2019 and the sale of 227,360 additional shares pursuant to the underwriters’ over-allotment option closed on November 8, 2019. BMO Capital Markets Corp., Wells Fargo Securities, LLC and UBS Securities LLC acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

Sales of Unregistered Securities

None.

Repurchase of Shares of Company Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

10.1#	2019 Equity Incentive Plan	S-1	333-232572	10.4	07/22/19

10.2#	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2019 Equity Incentive Plan	S-1	333-232572	10.5	07/22/19

10.3#	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the Amended and Restated 2019 Equity Incentive Plan	S-1	333-232572	10.6	07/22/19

10.4#	2019 Employee Stock Purchase Plan	S-1	333-232572	10.7	07/22/19

10.5	Form of Indemnification Agreement, by and between RAPT Therapeutics, Inc. and each of its directors and executive officers	S-1	333-232572	10.8	07/22/19

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Fata File because its EBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
#	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 11, 2019

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President, Chief Executive Officer and Director

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer and Principal Financial Officer