Form 10-Q
period 2020-03-31
RAPT Therapeutics, Inc.
filed 2020-05-14
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 7, 2020, there were 24,373,723 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2020	2019
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$91,529	$77,383
Accounts receivable	5,010	—
Marketable securities	46,670	—
Prepaid expenses and other current assets	3,685	3,123
Total current assets	146,894	80,506
Property and equipment, net	3,606	3,707
Other assets	389	389
Total assets	$150,889	$84,602
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,409	$1,143
Accrued expenses	3,832	3,642
Deferred revenue, current	5,765	4,000
Other current liabilities	436	471
Total current liabilities	13,442	9,256
Deferred rent, net of current portion	2,218	2,225
Deferred revenue, non-current	3,300	—
Commitments
Stockholders' equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	307,009	235,049
Accumulated other comprehensive income	7	20
Accumulated deficit	(175,089)	(161,950)
Total stockholders' equity	131,929	73,121
Total liabilities and stockholders' equity	$150,889	$84,602

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$935	$—
Operating expenses:
Research and development	10,683	7,870
General and administrative	3,289	1,674
Total operating expenses	13,972	9,544
Loss from operations	(13,037)	(9,544)
Other income, net	135	356
Net loss before taxes	(12,902)	(9,188)
Provision for income taxes	237	—
Net loss	$(13,139)	$(9,188)
Other comprehensive loss:
Foreign currency translation adjustment	204	—
Unrealized loss on marketable securities	(217)	—
Total comprehensive loss	$(13,152)	$(9,188)
Net loss per share, basic and diluted	$(0.56)	$(13.28)
Weighted average number of shares used in computing net loss per share, basic and diluted	23,266,063	691,834

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	—	$—	21,833,037	$2	$235,049	$(161,950)	$20	$73,121
Issuance of common stock, net of issuance costs	—	—	2,500,000	—	69,842	—	—	69,842
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	970	—	30	—	—	30
Stock-based compensation	—	—	—	—	2,088	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	—	—	204	204
Unrealized loss on marketable securities	—	—	—	—	—	—	(217)	(217)
Net loss	—	—	—	—	—	(13,139)	—	(13,139)
Balance at March 31, 2020	—	$—	24,334,007	$2	$307,009	$(175,089)	$7	$131,929

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(Unaudited)

						Related Party		Accumulated
					Additional	Promissory Notes		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-In	for the Purchase	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	of Common Stock	Deficit	Loss	Deficit
Balance at December 31, 2018	98,491,880	$161,111	$878,413	$1	$22,441	$(598)	$(118,953)	$(4)	$(97,113)
Issuance of Series C-2 convertible preferred stock, net of issuance costs	3,039,908	6,947	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	3,685	—	66	—	—	—	66
Repurchase of common stock from related party	—	—	(53,649)	—	—	109	—	—	109
Interest on promissory notes from related parties for purchase of common stock	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	377	—	—	—	377
Net loss	—	—	—	—	—	—	(9,188)	—	(9,188)
Balance at March 31, 2019	101,531,788	$168,058	$828,449	$1	$22,884	$(491)	$(128,141)	$(4)	$(105,751)

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(13,139)	$(9,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities	(4)	—
Depreciation and amortization	199	331
Stock-based compensation expense	2,088	377
Gain on foreign currency translation	204	—
Noncash interest income (loss), net	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(5,010)	—
Prepaid expenses and other long-term assets	(562)	(201)
Accounts payable and accrued liabilities	2,421	49
Deferred revenue	5,065	—
Deferred rent	(7)	—
Net cash used in operating activities	(8,745)	(8,634)
Investing activities
Purchase of marketable securities	(46,883)	—
Purchase of property and equipment	(98)	(419)
Net cash used in investing activities	(46,981)	(419)
Financing activities
Proceeds from public offering, net of issuance costs	69,842	—
Proceeds from the sale of convertible preferred stock, net of issuance costs	—	6,947
Proceeds from issuance of common stock, net of repurchases	30	66
Net cash provided by financing activities	69,872	7,013
Net increase (decrease) in cash and cash equivalents	14,146	(2,040)
Cash and cash equivalents at beginning of period	77,383	63,798
Cash and cash equivalents at end of period	$91,529	$61,758

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

The Company is located in South San Francisco, California.

Equity Financing

In February 2020, the Company completed an underwritten public offering (the “Follow‑on Offering”) of 2,500,000 shares of common stock at an offering price of $30.00 per share. The Company received approximately $69.8 million in net proceeds from the Follow-on Offering, after deducting underwriting discounts and other offering-related costs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S‑X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its wholly-owned subsidiary, RAPT Therapeutics Australia Pty Ltd., which was established in 2018. All intercompany balances and transactions have been eliminated in consolidation.

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

Stock-Based Compensation

The Company measures employee and director stock-based compensation expense for all stock-based awards based on their grant date fair value using the Black-Scholes option-pricing model. Subsequent to the adoption of ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, stock-based compensation expense for non-employee stock-based awards is also measured based on the grant date fair value with the estimated fair value expensed over the period for which the non-employee is required to provide service in exchange for the award. For stock-based awards with service conditions only, stock-based compensation expense is recognized over the requisite service period using the straight-line method. For awards with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company begins to recognize stock-based compensation expense using an accelerated attribution method when it is deemed probable that the performance condition will be met. Forfeitures are recognized as they occur.

Stock-based compensation expense related to restricted stock awards is determined using the estimated fair value of the Company’s common stock on the date of grant for the period prior to the Company’s initial public offering (“IPO”). The fair value of restricted stock awards granted after the IPO is determined based on the stock price on the date of grant. The estimated fair value is amortized as compensation expense over the service period of the award.

Stock-based compensation expense related to the Company’s employee stock purchase plan is recognized based on the fair value of each award estimated on the first day of the offering period using the Black‑Scholes option-pricing model and recorded as expense over the service period using the straight‑line method.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the number of potential dilutive securities outstanding during the period calculated in accordance with the treasury stock method. Diluted net loss per share is the same as basic net loss per share since the effect of including potential dilutive securities is anti-dilutive.

Marketable securities

Marketable securities primarily consist of commercial paper and corporate bonds. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss, net of tax. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting as part of the FASB’s simplification initiative. ASU 2018‑07 expands the scope of Topic 718, allowing the Company to apply the requirements of Topic 718 to certain non-employee awards to acquire goods and services from non‑employees. The Company adopted ASU 2018‑07 in the first quarter of 2020 using a modified retrospective method and there was an insignificant impact to the Company’s financial position and results of operations related to this adoption.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s disclosure framework project. ASU 2018-13 removes certain disclosure requirements, including the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. This ASU also modifies existing disclosure requirements by clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date, and adds disclosure requirements over Level 3 fair value measurements. The Company adopted ASU 2018-13 in the first quarter of 2020 and there was no impact to the Company’s financial position or results of operations related to this adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application, and the simplification, of other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 in the fourth quarter of 2019 and there was no impact to the financial position or results of operations related to this adoption.

Recently Issued Accounting Pronouncement Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to the accounting under ASC 840. ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company’s fiscal year beginning after December 15, 2020 and early adoption is permitted. The Company is currently assessing the timing of adoption of ASU 2016-02 and the impact that adoption will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amended guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for the Company’s fiscal year beginning after December 15, 2022 and early adoption is permitted. The Company is currently assessing the timing of adoption of ASU 2016-13 and the impact that adoption will have on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments such as cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

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

To date, the Company has not recorded any impairment charges on marketable securities due to other-than-temporary declines in market value. In determining whether a decline is other than temporary, the Company considers various factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company estimates the fair values of investments in corporate debt securities and commercial paper using valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of March 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$89,979	$—	$89,979
Corporate debt	Level 2	26,974	(217)	26,757
Commercial paper	Level 2	19,913	—	19,913
Total		$136,866	$(217)	$136,649

As of December 31, 2019, the financial assets subject to fair value measurement on a recurring basis consisted of money market funds with a fair value of $77.4 million.

As of March 31, 2020, the Company’s marketable securities had remaining contractual maturities of less than two years. The Company does not intend to sell the securities that are in an unrealized loss position, and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on our securities as of March 31, 2020 were temporary in nature.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$5,814	$5,752
Leasehold improvements	3,294	3,294
Computer equipment	362	326
Furniture and fixtures	394	394
Total property and equipment	9,864	9,766
Less accumulated depreciation and amortization	(6,258)	(6,059)
Property and equipment, net	$3,606	$3,707

Depreciation and amortization expenses were $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued clinical expenses	$1,762	$1,353
Accrued compensation	1,497	1,779
Accrued professional and consulting services	351	192
Accrued lab supplies	26	29
Other	196	289
Total accrued expenses	$3,832	$3,642

6. Collaboration Agreements

Collaboration and License Agreement with Hanmi

In December 2019, the Company entered into a Collaboration and License Agreement (the “Hanmi Agreement”) with Hanmi, pursuant to which the Company granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights.

In consideration of the rights granted under the Hanmi Agreement, the Company was entitled to $10.0 million in an upfront payment of $4.0 million and a near-term milestone payment of $6.0 million. The milestone payment was received in April 2020. Additionally, the Company will be eligible to receive contingent payments of up to $108.0 million upon the achievement of specified milestones, as well as double-digit royalties on future net sales of FLX475 in the Hanmi Territory.

The Company determined that the transaction price as of March 31, 2020 was $10.0 million, consisting of the upfront fee of $4.0 million and the near-term milestone payment of $6.0 million, which was consistent with the transaction price as of December 31, 2019. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the three months ended March 31, 2020, $0.9 million was recognized as revenue pursuant to the Hanmi Agreement. As of March 31, 2020 and December 31, 2019, deferred revenue related to the Hanmi Agreement was $9.1 million and $4.0 million, respectively. The deferred revenue is expected to be recognized over the remaining Phase 1/2 clinical trial period.

7. Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO on November 4, 2019, all outstanding shares of the Company’s convertible preferred stock converted into 17,467,184 shares of the Company’s common stock.

8. Common Stock

The holders of the Company’s common stock have one vote for each share of common stock held by them. Holders of shares of the Company’s common stock are entitled to dividends when, as and if declared by the Board of Directors. No dividends had been declared as of March 31, 2020. As of March 31, 2020 and December 31, 2019, 24,334,007 shares and 21,833,037 shares of common stock were outstanding, respectively.

As of March 31, 2020, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding	1,579,037
Options available for future grants	1,607,630
Shares reserved under the employee stock purchase plan	240,336
Total	3,427,003

9. Stock-based Compensation

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) for eligible employees, officers, directors, advisors and consultants, which provides for the grant of incentive and non-statutory stock options and restricted shares of common stock. The Company’s 2015 Stock Plan (the “2015 Plan”) terminated in 2019 and no further grants may be made thereunder.

Activity under the Company’s stock option plans is set forth below for the three months ended March 31, 2020:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Shares	Shares	Price Per	Term	Value
	Available	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2019	1,874,759	1,313,468	$9.77	8.93	$23,438
Stock options granted	(274,588)	274,588	39.93
Stock options exercised	—	(1,560)	6.22
Stock options forfeited	7,459	(7,459)	15.86
Balances at March 31, 2020	1,607,630	1,579,037	$13.52	8.88	$12,179

Stock-based compensation expense

Total stock-based compensation expense recognized for options granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Research and development	$645	$202
General and administrative	913	175
Total stock-based compensation expense	$1,558	$377

As of March 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $15.2 million. This unrecognized stock-based compensation cost is expected to be recognized over 2.77 years.

2019 Employee Stock Purchase Plan

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The Company reserved 240,336 shares of common stock pursuant to purchase rights to be granted to the Company’s employees. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year, beginning January 1, 2020, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 240,336 shares or (3) a number determined by our board of directors that is less than (1) and (2).

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $0.5 million for the three months ended March 31, 2020. As of March 31, 2020, no shares of common stock were issued under the 2019 ESPP.

10. Income Taxes

The Company recorded a provision for income taxes of $0.2 million for the three months ended March 31, 2020 related to Korean withholding taxes on the near-term milestone payment the Company is entitled to pursuant to the Hanmi Agreement. No provision had been recorded for the three months ended March 31, 2019. In addition, the Company’s deferred tax assets continue to be subject to a full valuation allowance.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which provides emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic. Based on the Company’s preliminary analysis, the relief provisions will not have a material impact on the Company’s consolidated financial statements.

11. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(13,139)	$(9,188)
Denominator:
Weighted average common shares outstanding	23,317,161	824,384
Less: weighted-average unvested restricted common stock subject to repurchase	—	(84,982)
Less: weighted-average unvested common shares subject to repurchase	(51,098)	(47,568)
Weighted-average shares used to compute net loss per share, basic and diluted	23,266,063	691,834
Net loss per share, basic and diluted	$(0.56)	$(13.28)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2020	2019
Convertible preferred stock	—	16,921,931
Common stock options issued and outstanding	1,579,037	971,496
Estimated shares issuable under the employee stock purchase plan	32,918	—
Total	1,611,955	17,893,427

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the  unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. This discussion includes both historical information and forward-looking statements that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report.

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in oncology and inflammatory diseases. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. We have discovered and advanced into clinical development two unique drug candidates, each targeting C-C motif chemokine receptor 4 (“CCR4”): FLX475 for the treatment of a range of tumors and RPT193 for the treatment of allergic inflammatory diseases. We are also pursuing a range of targets, including hematopoietic progenitor kinase 1 and general control nonderepressible 2, that are in the discovery stage of development.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of March 31, 2020, we had an accumulated deficit of $175.1 million. We have incurred net losses of $13.1 million and $9.2 million for the three months ended March 31, 2020 and 2019, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2020, we had cash and cash equivalents and marketable securities of $138.2 million and working capital of $133.5 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

We expect to incur substantial expenditures in the foreseeable future as we expand our pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if our drug candidates are approved, launch commercial activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our manufacturing processes and other development activities.

We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until we can generate significant revenue from sales of our drug candidates, if ever, we expect to finance our operations through equity or debt financings or other capital sources, including potential collaborations with other companies, or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our drug candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

Impact of COVID-19 Pandemic

We have been impacted by the global pandemic of the disease referred to as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, and the responses by government entities to combat the virus. We continue to operate in all our jurisdictions and are complying with the rules and guidelines prescribed in each jurisdiction. We are closely monitoring the impact of COVID-19 on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, delaying our clinical trials and preventing our employees from coming to work. We have responded to such impacts by, among other things, implementing protocols to protect the health of our employees and closely monitoring the status of our clinical trial sites. However, if the pandemic continues or intensifies, it is possible that these or other challenges may begin having a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing potential impacts to our financial condition and other operations, employees, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to a number of uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which provides emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic. Based on our preliminary analysis, the relief provisions will not have a material impact on our consolidated financial statements.

Components of Operating Results

Revenue

Revenue recognized during the periods presented relates to the Collaboration and License Agreement (the “Hanmi Agreement”) that we entered into with Hanmi Pharmaceutical LTD (“Hanmi”) in December 2019.

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

We account for non-refundable advance payments for goods or services that will be used in future research and development activities as expenses when the goods have been received or when the services have been performed rather than when the payment is made.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of FLX475 and RPT193 and advance other programs into clinical development. Over the next few years, we expect our preclinical, clinical and contract manufacturing expenses to increase significantly relative to what we have incurred to date. Predicting the time or the final cost to complete our clinical programs or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, including payroll and stock‑based compensation for personnel in executive, finance, human resources, business and corporate development and other administrative functions; professional fees for legal, consulting and accounting services; allocated rent and facilities costs, depreciation and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses will increase substantially during the next few years as a result of staff expansion and additional occupancy costs, as well as costs associated with being a public company, including higher professional fees for legal, consulting and accounting services, higher investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Our cash and cash equivalents and marketable securities are invested in money market funds, corporate debt securities and commercial paper. Other income, net, consists primarily of interest earned on our cash and cash equivalents and marketable securities and remeasurement gains and losses on foreign currency transactions.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to revenue, clinical trial accruals and stock-based compensation reflect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. Our critical accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
Revenue	$935	$—	$935	*
Operating expenses:
Research and development	10,683	7,870	2,813	36%
General and administrative	3,289	1,674	1,615	96%
Total operating expenses	13,972	9,544	4,428	46%
Loss from operations	(13,037)	(9,544)	(3,493)	37%
Other income, net	135	356	(221)	-62%
Net loss before taxes	(12,902)	(9,188)	(3,714)	40%
Provision for income taxes	237	-	237	*
Net loss	$(13,139)	$(9,188)	$(3,951)	43%

*: percentage not meaningful

Revenue

Revenue for the three months ended March 31, 2020 was $0.9 million and was related to payments pursuant to the Hanmi Agreement.

Research and Development Expenses

Research and development expenses increased $2.8 million, or 36%, to $10.7 million for the three months ended March 31, 2020 from $7.9 million for the three months ended March 31, 2019. The increase in research and development expenses was primarily due to an increase of $0.6 million in clinical costs relating to FLX475, an increase of $0.8 million in clinical costs relating to RPT193, an increase of $0.4 million in costs relating to other research programs, an increase of $0.8 million in stock based compensation expense, an increase of $0.2 million in personnel costs and an increase of $0.1 million in outsourced research and development costs, offset by a decrease of $0.1 million in facility-related costs.

The following is a comparison of research and development expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
External development expenses:
FLX475	$1,909	$1,308
RPT193	1,663	836
Other programs	490	75
Internal research and development expenses	6,621	5,651
Total research and development expenses	$10,683	$7,870

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 96%, to $3.3 million for the three months ended March 31, 2020 from $1.7 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to an increase of $0.7 million in stock based compensation expense, an increase of $0.4 million in legal and accounting fees, an increase of $0.1 million in personnel costs, an increase of $0.1 million in consulting costs and an increase of $0.3 million in costs associated with our public company status following our initial public offering (“IPO”) in November 2019.

Other Income, Net

Other income, net decreased $0.2 million, or 62%, to $0.1 million for the three months ended March 31, 2020 from $0.4 million for the three months ended March 31, 2019. The decrease was driven primarily by remeasurement losses due to foreign currency fluctuations.

Liquidity and Capital Resources; Plan of Operations

We had cash and cash equivalents and marketable securities of $138.2 million and working capital of $133.5 million as of March 31, 2020. Our cash and cash equivalents are held primarily in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At March 31, 2020, we had an accumulated deficit of $175.1 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our drug candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the extent to which we acquire or in-license other drug candidates and technologies;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of establishing sales and marketing capabilities, if any of our drug candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidates;
•	the costs associated with being a public company; and
•	the cost associated with commercializing our drug candidates, if they receive marketing approval.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(8,745)	$(8,634)
Investing activities	(46,981)	(419)
Financing activities	69,872	7,013
Net increase (decrease) in cash and cash equivalents	$14,146	$(2,040)

Cash Used in Operating Activities

Net cash used in operating activities was $8.7 million for the three months ended March 31, 2020, reflecting a net loss of $13.1 million, offset by non-cash charges, primarily consisting of stock-based compensation expense, of $2.5 million and a decrease in operating assets and liabilities of $1.9 million.

Net cash used in operating activities was $8.6 million for the three months ended March 31, 2019, reflecting a net loss of $9.2 million and an increase in operating assets and liabilities of $0.1 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense of $0.7 million.

Cash Used in Investing Activities

Cash used in investing activities was $47.0 million for the three months ended March 31, 2020 resulting primarily from the purchase of marketable securities. Cash used in investing activities was $0.5 million for the three months ended March 31, 2019 resulting primarily from the purchase of laboratory equipment and leasehold improvements.

Cash Provided by Financing Activities

Net cash provided by financing activities was $69.9 million for the three months ended March 31, 2020, primarily from $69.8 million in net proceeds from our follow-on offering in February 2020. Net cash provided by financing activities was $7.0 million for the three months ended March 31, 2019, resulting from net proceeds from the issuance of convertible preferred stock.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 with the SEC.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2020 and December 31, 2019.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will cease to be an “emerging growth company” prior to December 31, 2024 if certain events occur, including if (i) we become a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (ii) our annual gross revenues exceed $1.07 billion; or (iii) we issue more than $1.0 billion of non-convertible debt in any three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

Our business and investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, our ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such case, the market price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $13.1 million and $9.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $175.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we have successfully completed preclinical studies and a Phase 1 clinical trial with healthy volunteers for FLX475, are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors and have completed the initial Phase 1a single and multiple dose escalation cohorts of healthy volunteers of a Phase 1 trial of RPT193, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for FLX475, RPT193 or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of FLX475, RPT193 or any other potential drug candidates.

FLX475 and RPT193 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, a partial response has been observed in one NSCLC patient in the 50 mg FLX475 and pembrolizumab cohort. It is possible that no response will be observed in other patients or that the observed partial response was caused solely by the pembrolizumab administered to the patient and not by FLX475, or that the partial response was spontaneous and unrelated to either FLX475 or pembrolizumab. Additionally, although RPT193 has shown activity in several preclinical models and we have completed the initial Phase 1a single and multiple dose escalation cohorts of healthy volunteers of a Phase 1 trial of RAPT193, there is no guarantee that we will be able to proceed with clinical development of RPT193 or that it will benefit patients. Even though we have designed and selected our drug candidates to achieve an intended biological effect and to avoid certain others, and even if we have demonstrated this effect in preclinical models, there can be no assurance that the effect will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage biopharmaceutical companies such as ours.

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

We may not have the financial resources to continue development of, or to enter into new collaborations for, FLX475, RPT193 or any potential future drug candidates. Our position may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a drug candidate, such as:

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

•	conditions imposed by the FDA, or other regulatory authorities, regarding the scope or design of our clinical trials;
•	delays in enrolling research subjects in clinical trials;
•	high drop-out rates of research subjects;
•	inadequate supply or quality of drug candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•	greater-than-anticipated clinical trial costs;
•	poor effectiveness of our drug candidates during clinical trials;
•	unfavorable FDA or other regulatory agency inspections and review of a clinical trial or manufacturing site;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•	delays and changes in regulatory requirements, policies and guidelines; or
•	the FDA’s or other regulatory agencies’ data interpretation.

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

We have completed a Phase 1 clinical trial with healthy volunteers for FLX475 and are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. In addition, we have completed the initial Phase 1a single and multiple dose escalation cohorts of healthy volunteers of a Phase 1 trial of RPT193. We may ultimately discover that neither FLX475 nor RPT193 possesses certain properties that we currently believe are therapeutically effective or safe. For example, although RPT193 has exhibited encouraging results in preclinical models of atopic dermatitis and allergic asthma, it may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on RPT193. If FLX475, RPT193 or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and such epidemics could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID‑19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease. In March 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters are located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals and (iv) order cessation of all non-essential travel. The shelter-in-place orders took effect on March 17, 2020 and will continue until May 31, 2020, unless further extended. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health issued an executive order that directs all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors.

In response to these public health directives and orders, we have implemented work-from-home policies for substantially all of our employees. The effects of the executive order, the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, we expect our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be impaired and would adversely impact our clinical trial operations. For example, while we originally intended to provide an initial data readout from the Phase 1/2 trial to evaluate FLX475 in patients with several types of “charged” tumors in the second quarter of 2020, due to circumstances and uncertainties created by the COVID-19 pandemic, we now expect to provide an initial data readout from the Phase 1/2 trial in the second half of 2020. Additionally, in March 2020 we temporarily paused enrollment in the Phase 1b portion of our Phase 1 trial to evaluate RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic, and we now expect to provide results for the full Phase 1 study by the end of 2020.

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

We may not be successful in our efforts to expand indications for approved drug candidates

Part of our drug development strategy is to clinically test and seek regulatory approval for our drug candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof-of-concept data. We then intend to expand clinical testing and seek regulatory approvals in other indications within oncology and inflammatory diseases. Conducting clinical trials for additional indications for our drug candidates requires substantial technical, financial and human resources and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be successful in our effort to obtain regulatory approval for our drug candidates for additional indications even if we obtain approval for an initial indication.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. Developing our drug candidates and conducting clinical trials for the treatment of cancer and any other indications that we may pursue in the future will require substantial amounts of capital. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2020, we had $138.2 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next twelve months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

We may not be able to enter into collaborations or strategic transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future drug candidates, impact our cash position and increase our expenses.

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of drug candidates or technologies. For example, we entered a Collaboration and License Agreement with Hanmi in December 2019, pursuant to which we granted Hanmi the exclusive rights to develop, manufacture and commercialize FLX475 in the Hanmi Territory. The competition for partners is intense, and the negotiation process may be time-consuming and complex. If we are not able to enter into collaborations or other strategic transactions, or continue our existing collaboration, we may not have access to required liquidity or expertise to further develop our potential future drug candidates or our drug discovery and development engine. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, drug candidates or technologies;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
•	higher-than-expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges or increased amortization expenses;

•	difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business;
•	impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership; and
•	the inability to retain key employees of any acquired business.

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

In addition, to the extent that any of our current or future partners were to terminate a collaboration agreement, we may be forced to seek additional partnerships, which may be less favorable to us, or independently develop our current and future drug candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and obtaining, maintaining, enforcing and defending intellectual property rights or, in certain instances, abandoning drug candidates altogether, any of which could result in a change to our business plan and materially harm our business, financial condition, results of operations and prospects.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA may require preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials, to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse impact on our commercial prospects and may impair our ability to generate revenue.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In particular, we are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors. While we originally intended to provide an initial data readout from the Phase 1/2 trial in the second quarter of 2020, due to circumstances and uncertainties created by the COVID-19 pandemic we now anticipate providing an initial data readout from the Phase 1/2 trial in the second half of 2020. Additionally, in March 2020 we temporarily paused enrollment of the Phase 1b portion of our Phase 1 clinical trial of RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic, and we now expect to provide results for the full Phase 1 study by the end of 2020. We cannot predict how difficult it will be to enroll patients for trials in these indications or whether we will be able to meet our anticipated timelines to provide initial data. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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
•

ramifications of the COVID-19 pandemic, including difficulties accessing clinical sites that are closed or operating on a restricted basis due to the pandemic and the reluctance of patients to participate in the trial or attend clinical sites due to concerns related to the pandemic; and

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

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as ChemoCentryx, Tusk/Roche and Agenus/Gilead for oncology, and Dermira/Lilly and AnaptysBio for inflammatory diseases. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and other therapeutics for use in treating cancer and inflammatory diseases such as AbbVie, Amgen, AstraZeneca plc, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If FLX475, RPT193 or any other future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or currently marketed.

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

As of March 31, 2020, we had 68 full-time employees. Our focus on the development of FLX475, RPT193 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

We may also experience difficulties in the discovery and development of potential future drug candidates using our drug discovery and development engine if we are unable to meet demand as we grow our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures and to secure adequate facilities for our operational needs. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States, and we recently entered into an agreement with Hanmi with respect to clinical development and other activities in the Hanmi Territory. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States. If approved, we or our collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

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

Our future growth may depend, in part, on our ability to develop and commercialize drug candidates in foreign markets for which we may rely on partnering with third parties. We will not be permitted to market or promote any drug candidate before we receive regulatory approval from the applicable regulatory authority in a foreign market, and we may never receive such regulatory approval for any drug candidate. To obtain separate regulatory approval in foreign countries, we generally must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy, and governing, among other things, clinical trials and commercial sales, pricing and distribution of a drug candidate, and we cannot predict success in these jurisdictions. If we obtain approval of any of our current or potential future drug candidates and ultimately commercialize any such drug candidate in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

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

As we conduct clinical trials of FLX475 and RPT193, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of cancer and inflammatory disease treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities, our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business and financial condition, including the imposition of significant criminal, civil and administrative fines or other sanctions, such as monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity obligations, reputational harm and the curtailment or restructuring of our operations.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

We and our current and any of our future collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”)), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”), may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect in May 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further, the United Kingdom’s exit from the EU in January 2020, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

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

In connection with our drug discovery and development engine and efforts, we or our CROs may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. Although we have extensive measures in place to prevent the sharing and loss of patient data in our sample collection process associated with our drug discovery and development engine, any failure to prevent or mitigate security breaches or improper access to, use of or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., breach notification laws), federal (e.g., HIPAA, as amended by HITECH) and international law (e.g., the GDPR). Any failure to prevent or mitigate security breaches or improper access to, use of or disclosure of our clinical data or patients’ personal data may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business. We may also rely on third-party IT vendors to host or otherwise process some of our data and that of users, and any failure by such IT vendor to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

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

Moreover, the patent positions of biopharmaceutical companies are generally uncertain because they may involve complex legal and factual considerations that have, in recent years, been the subject of legal development and change. As a result, the issuance, scope, validity, enforceability and commercial value of our pending patent rights is uncertain. The standards applied by the United States Patent and Trademark Office (“USPTO”) and foreign patent offices in granting patents are not always certain and, moreover, are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patent rights or narrow the scope of our patent protection.

Even if patents do successfully issue and even if such patents cover our current or any future technologies or drug candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to any patents we own or may in-license could deprive us of rights necessary for the successful commercialization of any current or future technologies or drug candidates that we may develop. Likewise, if patent applications we own or may in-license with respect to our development programs and current or future technologies or drug candidates fail to issue, if their breadth or strength is threatened or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or drug candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain, or any loss of, patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as FLX475, RPT193 or other future drug candidates that emerge from our discovery program.

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

Extensions of patent term may be available, but there is no guarantee that we would succeed in obtaining any particular extension—and no guarantee any such extension would lengthen the patent term for a sufficient period of time to exclude others from commercializing products similar or identical to ours. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved drug, a method for using it or a method for manufacturing it. The applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to any patents we obtain, or may grant more limited extensions than we request. An extension may not be granted or may be limited where there is, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply before expiration of relevant patents or some other failure to satisfy applicable requirements. If this occurs, our competitors may be able to launch their products earlier by taking advantage of our investment in development and clinical trials along with our clinical and preclinical data. This could have a material adverse effect on our business and ability to achieve profitability.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our current or any future technologies or drug candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States or elsewhere could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The United States has enacted and implemented wide-ranging patent reform legislation. In 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law, which could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents we obtain. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. These provisions also allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to challenge the validity of a patent by the USPTO administered post grant proceedings, including derivation, reexamination, inter partes review, post-grant review and interference proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the first-to-file provisions, became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents we obtain, all of which could have a material adverse impact on our business prospects and financial condition.

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

The cost to us in defending or initiating any litigation or other proceeding relating to our patent or other intellectual property rights, even if resolved in our favor, could be substantial, and any litigation or other proceeding would divert our management’s attention and distract our personnel from their normal responsibilities. Such litigation or proceedings could materially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and materially limit our ability to continue our operations. Furthermore, because of the substantial amount of discovery required in connection with certain such proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, such announcements could have a material adverse effect on the price of our common stock.

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

We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors. While we originally intended to provide an initial data readout from the Phase 1/2 trial in the second quarter of 2020, due to circumstances and uncertainties created by the COVID-19 global pandemic, we now expect to provide an initial data readout in the second half of 2020. Further, we completed the initial Phase 1a single and multiple dose escalation cohorts of healthy volunteers in our Phase 1 trial of RPT193, but in March 2020 we temporarily paused enrollment in the Phase 1b portion of this trial because of circumstances and uncertainties created by the COVID-19 global pandemic and now expect to report results from the full Phase 1 trial by the end of 2020. We may experience further delays in initiating or completing our clinical trials. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

Any regulatory approvals that we or potential future partners obtain for FLX475, RPT193 or other future drug candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such drug candidate. In addition, if the FDA or other regulatory authority approves FLX475, RPT193 or other future drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. In 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. In addition, in January 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers that, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

•

federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, that impose penalties against individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third-party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Our stock price has been and is likely to continue to be volatile. For example, the closing price of our common stock since October 31, 2019 through May 7, 2020, has ranged from a low of $10.52 to a high of $51.21. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•	our ability to advance FLX475, RPT193 or other potential future drug candidates in the clinic;
•	results of our preclinical studies, non-clinical studies and clinical trials for our current and future drug candidates or those of our competitors or potential future partners;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
•	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments, disputes or litigation matters concerning patents or other intellectual property rights, and our ability to obtain and maintain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders, including after the expiration of the lockup agreements entered into in connection with our public offerings;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters, medical epidemics, pandemics and other calamities; and
•	general economic, industry and market conditions.

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

Based on the beneficial ownership of our capital stock as of May 7, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned over a majority of our common stock after giving effect to the additional purchases by these holders in our initial public offering and follow-on offering. As a result, these stockholders, if acting together, will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss (“NOL”) or tax credits to offset future taxable income. Our existing NOLs or credits may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs or credits could be further limited by Section 382 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Business,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

In November 2019, we issued an aggregate of 3,427,360 shares of our common stock in our initial public offering at a price of $12.00 per share for aggregate cash proceeds of $34.7 million, after deducting underwriting discounts and commissions and net of estimated offering costs. In February 2020, we issued an aggregate of 2,500,000 shares of our common stock in a follow-on public offering at a price of $30.00 per share for aggregate cash proceeds of $69.8 million, after deducting underwriting discounts and commissions and net of estimated offering costs.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2020

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President, Chief Executive Officer and Director

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer and Principal Financial Officer