Form 10-Q
period 2020-06-30
RAPT Therapeutics, Inc.
filed 2020-08-13
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 7, 2020, there were 24,468,910 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019	4
	Condensed Consolidated Statement of Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Deficit for the Three and Six Months Ended June 30, 2019	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
Signatures		64

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$28,957	$77,383
Marketable securities	103,993	—
Prepaid expenses and other current assets	3,127	3,123
Total current assets	136,077	80,506
Property and equipment, net	3,210	3,707
Other assets	389	389
Total assets	$139,676	$84,602
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,381	$1,143
Accrued expenses	4,256	3,642
Deferred revenue, current	6,013	4,000
Other current liabilities	430	471
Total current liabilities	13,080	9,256
Deferred rent, net of current portion	2,210	2,225
Deferred revenue, non-current	1,775	—
Commitments
Stockholders' equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	309,908	235,049
Accumulated other comprehensive income	177	20
Accumulated deficit	(187,476)	(161,950)
Total stockholders' equity	122,611	73,121
Total liabilities and stockholders' equity	$139,676	$84,602

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$1,277	$—	$2,212	$—
Operating expenses:
Research and development	10,986	8,267	21,669	16,137
General and administrative	2,802	2,692	6,091	4,366
Total operating expenses	13,788	10,959	27,760	20,503
Loss from operations	(12,511)	(10,959)	(25,548)	(20,503)
Other income, net	391	333	526	689
Net loss before taxes	(12,120)	(10,626)	(25,022)	(19,814)
Provision for income taxes	267	—	504	—
Net loss	$(12,387)	$(10,626)	$(25,526)	$(19,814)
Other comprehensive income (loss):
Foreign currency translation adjustment	(199)	2	5	2
Unrealized gain on marketable securities	369	—	152	—
Total comprehensive loss	$(12,217)	$(10,624)	$(25,369)	$(19,812)
Net loss per share, basic and diluted	$(0.51)	$(14.78)	$(1.08)	$(28.80)
Weighted average number of shares used in computing net loss per share, basic and diluted	24,336,102	719,026	23,743,058	687,870

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	—	$—	21,833,037	$2	$235,049	$(161,950)	$20	$73,121
Issuance of common stock, net of issuance costs	—	—	2,500,000	—	69,842	—	—	69,842
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	970	—	30	—	—	30
Stock-based compensation	—	—	—	—	2,088	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	—	—	204	204
Unrealized loss on marketable securities	—	—	—	—	—	—	(217)	(217)
Net loss	—	—	—	—	—	(13,139)	—	(13,139)
Balance at March 31, 2020	—	$—	24,334,007	$2	$307,009	$(175,089)	$7	$131,929
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	68,485	—	453	—	—	453
Stock-based compensation	—	—	—	—	2,035	—	—	2,035
Issuance of common stock under the employee stock purchase plan	—	—	40,350	—	411	—	—	411
Foreign currency translation adjustment	—	—	—	—	—	—	(199)	(199)
Unrealized gain on marketable securities	—	—	—	—	—	—	369	369
Net loss	—	—	—	—	—	(12,387)	—	(12,387)
Balance at June 30, 2020	—	$—	24,442,842	$2	$309,908	$(187,476)	$177	$122,611

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(Unaudited)

						Related Party		Accumulated
					Additional	Promissory Notes		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-In	for the Purchase	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	of Common Stock	Deficit	Income (Loss)	Deficit
Balance at December 31, 2018	98,491,880	$161,111	$878,413	$1	$22,441	$(598)	$(118,953)	$(4)	$(97,113)
Issuance of Series C-2 convertible preferred stock, net of issuance costs	3,039,908	6,947	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	3,685	—	66	—	—	—	66
Repurchase of common stock from related party	—	—	(53,649)	—	—	109	—	—	109
Interest on promissory notes from related parties for purchase of common stock	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	377	—	—	—	377
Net loss	—	—	—	—	—	—	(9,188)	—	(9,188)
Balance at March 31, 2019	101,531,788	168,058	828,449	1	22,884	(491)	(128,141)	(4)	(105,751)
Issuance of Series C-2 convertible preferred stock, net of issuance costs	3,271,537	7,451	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	13,996	—	34	—	—	—	34
Repurchase of common stock from related party	—	—	(29,686)	—	—	65	—	—	65
Paydown of promissory notes from related parties for purchase of common stock	—	—	—	—	—	73	—	—	73
Forgiveness of promissory notes from related parties for purchase of common stock	—	—	—	—	—	353			353
Stock-based compensation	—	—	—	—	347	—	—	—	347
Foreign currency translation adjustment	—	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	—	(10,626)	—	(10,626)
Balance at June 30, 2019	104,803,325	$175,509	$812,759	$1	$23,265	$—	$(138,767)	$(2)	$(115,503)

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net loss	$(25,526)	$(19,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	51	—
Depreciation and amortization	595	669
Stock-based compensation expense	4,123	724
Gain on foreign currency translation	5	2
Noncash interest income (loss), net	—	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other long-term assets	(4)	(2,317)
Accounts payable and accrued liabilities	1,811	3,091
Deferred revenue	3,788	—
Deferred rent	(15)	—
Net cash used in operating activities	(15,172)	(17,647)
Investing activities
Purchase of marketable securities	(111,892)	—
Proceeds from maturities of marketable securities	8,000	—
Purchase of property and equipment	(98)	(787)
Net cash used in investing activities	(103,990)	(787)
Financing activities
Proceeds from public offering, net of issuance costs	69,842	—
Proceeds from the sale of convertible preferred stock, net of issuance costs	—	14,398
Proceeds from issuance of common stock under the employee stock purchase plan	411	—
Proceeds from issuance of common stock, net of repurchases	483	100
Net cash provided by financing activities	70,736	14,498
Net decrease in cash and cash equivalents	(48,426)	(3,936)
Cash and cash equivalents at beginning of period	77,383	63,798
Cash and cash equivalents at end of period	$28,957	$59,862
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases included in accounts payable	$—	$61

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

Revenue

License and collaborative agreement revenue consists of license, milestone and royalty payments generated through agreements with strategic partners for the development and commercialization of certain product candidates. The terms of an agreement may include a non-refundable upfront fee, payments based upon achievement of milestones and royalties on net product sales. If a portion of the nonrefundable upfront fee or other payments received is allocated to continuing performance obligations under the terms of an agreement, such portion is recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

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

Stock-Based Compensation

The Company measures stock-based compensation expense for all employee and non-employee stock-based awards based on their grant date fair value using the Black-Scholes option-pricing model. Subsequent to the adoption of ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, stock-based compensation expense for non-employee stock-based awards is also measured based on the grant date fair value with the estimated fair value expensed over the period for which the non-employee is required to provide service in exchange for the award. For stock-based awards with service conditions only, stock-based compensation expense is recognized over the requisite service period using the straight-line method. For awards with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company recognizes stock-based compensation expense using an accelerated attribution method when it is deemed probable that the performance condition will be met. Forfeitures are recognized as they occur.

Stock-based compensation expense related to restricted stock awards is determined using the estimated fair value of the Company’s common stock on the date of grant for the period prior to the Company’s initial public offering (“IPO”) in November 2019. The fair value of restricted stock awards granted after the IPO is determined based on the stock price on the date of grant. The estimated fair value is amortized as compensation expense over the service period of the award.

Stock-based compensation expense related to the Company’s employee stock purchase plan is recognized based on the fair value of each award estimated on the first day of the offering period using the Black‑Scholes option-pricing model and recorded as expense over the service period using the straight‑line method.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the number of potential dilutive securities outstanding during the period calculated in accordance with the treasury stock method. Diluted net loss per share is the same as basic net loss per share for all periods presented since the effect of including potential dilutive securities is anti-dilutive.

Marketable securities

Marketable securities primarily consist of commercial paper, corporate bonds and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss, net of tax. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the condensed consolidated statements of operations.

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

Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting as part of the FASB’s simplification initiative. ASU 2018‑07 expands the scope of Topic 718 and allows the application of the requirements of Topic 718 to certain non-employee awards to acquire goods and services from non‑employees. The Company adopted ASU 2018‑07 in the first quarter of 2020 using a modified retrospective method and there was an insignificant impact to the Company’s financial position and results of operations related to this adoption.

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

Recently Issued Accounting Pronouncement Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to the accounting under the original lease guidance (Topic 840). ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company’s fiscal year beginning after December 15, 2021 and early adoption is permitted. The Company is currently assessing the timing of adoption of ASU 2016-02 and the impact that adoption will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amended guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to increase awareness of the amendments and to expedite improvements to Topic 326. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses, Topic 326, providing companies with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13; instead, these amendments are intended to clarify and improve operability of certain topics. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defer the effective date of the new credit loss standard. ASU 2016-13 and its related amendments are effective for the Company’s fiscal year beginning after December 15, 2022 and early adoption is permitted. The Company is currently assessing the timing of adoption of ASU 2016-13 and the impact that adoption will have on its consolidated financial statements and related disclosures.

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

The Company estimates the fair values of investments in corporate debt securities, commercial paper and U.S. government agency securities using valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of June 30, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$26,711	$—	$—	$26,711
Corporate debt	Level 2	47,818	151	(1)	47,968
Commercial paper	Level 2	23,438	—	—	23,438
U.S. government agency securities	Level 2	32,585	2	—	32,587
Total		$130,552	$153	$(1)	$130,704

As of December 31, 2019, the financial assets subject to fair value measurement on a recurring basis consisted of money market funds with a fair value of $77.4 million.

As of June 30, 2020, the Company’s marketable securities had remaining contractual maturities of less than two years. The Company does not intend to sell the securities that are in an unrealized loss position, and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of June 30, 2020 were temporary in nature.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$5,763	$5,752
Leasehold improvements	3,294	3,294
Computer equipment	362	326
Furniture and fixtures	394	394
Total property and equipment	9,813	9,766
Less accumulated depreciation and amortization	(6,603)	(6,059)
Property and equipment, net	$3,210	$3,707

Depreciation and amortization expense was $0.4 million for each of the three months ended June 30, 2020 and 2019, and $0.6 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued clinical expenses	$1,770	$1,353
Accrued compensation	2,139	1,779
Accrued professional and consulting services	149	192
Accrued lab supplies	34	29
Other	164	289
Total accrued expenses	$4,256	$3,642

6. Collaboration Agreements

Collaboration and License Agreement with Hanmi

In December 2019, the Company entered into a Collaboration and License Agreement with Hanmi (the “Hanmi Agreement”), pursuant to which the Company granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights.

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

The Company determined that the transaction price as of June 30, 2020 was $10.0 million, consisting of the upfront fee of $4.0 million and the near-term milestone payment of $6.0 million, which was consistent with the transaction price as of December 31, 2019. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the three and six months ended June 30, 2020, the Company recognized $1.3 million and $2.2 million, respectively, as revenue pursuant to the Hanmi Agreement. As of June 30, 2020 and December 31, 2019, deferred revenue related to the Hanmi Agreement was $7.8 million and $4.0 million, respectively. The deferred revenue is expected to be recognized over the remaining period of the Company’s Phase 1/2 clinical trial of FLX475.

7. Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO on November 4, 2019, all outstanding shares of convertible preferred stock converted into 17,467,184 shares of common stock.

8. Common Stock

As of June 30, 2020 and December 31, 2019, 24,442,842 shares and 21,833,037 shares of common stock were outstanding, respectively, which includes shares subject to repurchase of 19,528 and 51,098, respectively, as a result of early exercise of stock options not yet vested. The holders of common stock have one vote for each share of common stock held by them. Holders of shares of common stock are entitled to dividends when, as and if declared by the board of directors. No dividends had been declared as of June 30, 2020.

As of June 30, 2020, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,525,827
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	56,500
Options available for future grants	1,592,506
Shares reserved under the 2019 Employee Stock Purchase Plan	199,986
Total	3,374,819

9. Stock-based Compensation

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) for eligible employees, officers, directors, advisors and consultants, which provides for the grant of incentive and non-statutory stock options and restricted stock units (“RSUs”) of common stock. The Company’s 2015 Stock Plan (the “2015 Plan”) terminated in 2019 and no further grants may be made thereunder.

Stock option activity under the 2019 Plan is set forth below for the six months ended June 30, 2020:

			Weighted
			Average
		Number of	Exercise
	Shares	Shares	Price Per
	Available	Outstanding	Share
Balances at December 31, 2019	1,874,759	1,313,468	$9.77
Stock options granted	(297,088)	297,088	35.94
Stock options exercised	—	(69,894)	6.00
Stock options forfeited	14,835	(14,835)	13.31
Balances at June 30, 2020	1,592,506	1,525,827	$15.00

RSU activity under the 2019 Plan is set forth below for the six months ended June 30, 2020:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2019	—	$—
RSUs granted	56,500	44.66
RSUs vested and settled	—	—
RSUs forfeited	—	—
Balances at June 30, 2020	56,500	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$1,243	$197	$2,325	$399
General and administrative	792	150	1,798	325
Total stock-based compensation expense	$2,035	$347	$4,123	$724

As of June 30, 2020, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $13.8 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.41 years.

2019 Employee Stock Purchase Plan

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The Company reserved 240,336 shares of common stock pursuant to purchase rights to be granted to the Company’s employees. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year, beginning January 1, 2020, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 240,336 shares or (3) a number determined by the board of directors that is less than (1) and (2).

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $0.8 million and $1.3 million for the three and six months ended June 30, 2020, respectively.

10. Income Taxes

The Company recorded a provision for income taxes of $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, related to Korean withholding taxes on the near-term milestone payment the Company received pursuant to the Hanmi Agreement. No provision had been recorded for the three and six months ended June 30, 2019. In addition, the Company’s deferred tax assets continue to be subject to a full valuation allowance.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which provides emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic. Based on the Company’s preliminary analysis, the relief provisions will not have a material impact on the Company’s condensed consolidated financial statements.

11. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(12,387)	$(10,626)	$(25,526)	$(19,814)
Denominator:
Weighted average common shares outstanding	24,376,891	794,840	23,788,944	789,777
Less: weighted-average unvested restricted common stock subject to repurchase	—	(45,451)	—	(58,628)
Less: weighted-average unvested common shares subject to repurchase	(40,789)	(30,363)	(45,886)	(43,279)
Weighted-average shares used to compute net loss per share, basic and diluted	24,336,102	719,026	23,743,058	687,870
Net loss per share, basic and diluted	$(0.51)	$(14.78)	$(1.08)	$(28.80)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2020	2019
Convertible preferred stock	—	104,803,325
Common stock options issued and outstanding	1,525,827	1,049,976
Estimated shares issuable under the employee stock purchase plan	16,457	—
RSUs subject to future vesting	56,500	—
Total	1,598,784	105,853,301

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

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of June 30, 2020, we had an accumulated deficit of $187.5 million. We have incurred net losses of $12.4 million and $10.6 million for the three months ended June 30, 2020 and 2019, respectively, and $25.5 million and $19.8 million for the six months ended June 30, 2020 and 2019, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. As of June 30, 2020, we had cash and cash equivalents and marketable securities of $133.0 million and working capital of $123.0 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

Impact of COVID-19 Pandemic

We have been impacted and may continue to be impacted by the global pandemic of the disease referred to as COVID-19 and the responses by government entities to combat the pandemic. We continue to operate in all our jurisdictions and are complying with the rules and guidelines prescribed in each jurisdiction. We have been closely monitoring and continue to monitor the impact of COVID‑19 on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, delaying our clinical trials and limiting our employees from coming to work at our facility. Changes included temporary suspension of lab operations, delays from third-party service providers and slower enrollment in our clinical studies during the second quarter of 2020. We have only recently re-started lab operations, which are limited by protocols implemented to protect the health of our employees. However, depending on how long the pandemic continues or if it intensifies, it is possible that these or other challenges may have a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing potential impacts to our financial condition and other operations, employees, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to numerous uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which provides emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic. Based on our preliminary analysis, the relief provisions will not have a material impact on our condensed consolidated financial statements.

Components of Operating Results

Revenue

Revenue recognized during the periods presented relate to the Collaboration and License Agreement (the “Hanmi Agreement”) that we entered into with Hanmi Pharmaceutical LTD (“Hanmi”) in December 2019.

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

External research and development expenses consist primarily of costs incurred for the development of our drug candidates and include:

•	costs incurred under agreements with CROs, investigative sites and consultants to conduct our clinical trials and preclinical and non-clinical studies;
•	costs to acquire, develop and manufacture supplies for clinical trials and other studies, including fees paid to contract manufacturing organizations (“CMOs”); and
•	costs related to compliance with drug development regulatory requirements.

Internal research and development expenses include:

•	salaries and related costs, including stock-based compensation and travel expenses, for personnel in our research and development functions; and
•	depreciation and other allocated facility-related and overhead expenses.

We expect our research and development expenses to increase substantially over the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of FLX475 and RPT193 and advance other programs into clinical development. Over the next few years, we expect our preclinical, clinical and contract manufacturing expenses to increase significantly relative to what we have incurred to date. Predicting the time or the final cost to complete our clinical programs or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

We anticipate that our general and administrative expenses will increase substantially over the next few years as a result of staff expansion and additional occupancy costs, as well as costs associated with being a public company, including higher professional fees for legal, consulting and accounting services, higher investor relations costs, higher insurance premiums and other compliance costs.

Other Income, Net

Our cash and cash equivalents and marketable securities are invested in money market funds, corporate debt securities, commercial paper and U.S. government agency securities. Other income, net, consists primarily of interest earned on our cash and cash equivalents and marketable securities and remeasurement gains and losses on foreign currency transactions.

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

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. Our critical accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
Revenue	$1,277	$—	$1,277	*
Operating expenses:
Research and development	10,986	8,267	2,719	33%
General and administrative	2,802	2,692	110	4%
Total operating expenses	13,788	10,959	2,829	26%
Loss from operations	(12,511)	(10,959)	(1,552)	14%
Other income, net	391	333	58	17%
Net loss before taxes	(12,120)	(10,626)	(1,494)	14%
Provision for income taxes	267	—	267	*
Net loss	$(12,387)	$(10,626)	$(1,761)	17%

*: percentage not meaningful

Revenue

Revenue for the three months ended June 30, 2020 was $1.3 million and was entirely related to revenue recognized pursuant to the Hanmi Agreement.

Research and Development Expenses

Research and development expenses increased $2.7 million, or 33%, to $11.0 million for the three months ended June 30, 2020 from $8.3 million for the three months ended June 30, 2019. The increase in research and development expenses was primarily due to an increase of $1.0 million in clinical costs relating to FLX475, an increase of $0.1 million in clinical costs relating to RPT193, an increase of $1.0 million in stock-based compensation expense, an increase of $0.9 million in personnel costs and an increase of $0.1 million in outsourced research and development costs, offset by a decrease of $0.4 million in laboratory supplies purchases.

The following is a comparison of research and development expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended
	June 30,
	2020	2019
External development expenses:
FLX475	$2,605	$1,566
RPT193	1,300	1,246
Other programs	418	156
Internal research and development expenses	6,663	5,299
Total research and development expenses	$10,986	$8,267

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $0.1 million, or 4%, to $2.8 million for the three months ended June 30, 2020 from $2.7 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $0.7 million in stock-based compensation expense and an increase of $0.3 million in insurance expense, offset by a decrease of $0.7 million in legal and accounting fees and a decrease of $0.2 million in consulting costs.

Other Income, Net

Other income, net increased $0.1 million, or 17%, to $0.4 million for the three months ended June 30, 2020 from $0.3 million for the three months ended June 30, 2019. The increase was driven primarily by interest from marketable securities and remeasurement gains due to foreign currency fluctuations.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
Revenue	$2,212	$—	$2,212	*
Operating expenses:
Research and development	21,669	16,137	5,532	34%
General and administrative	6,091	4,366	1,725	40%
Total operating expenses	27,760	20,503	7,257	35%
Loss from operations	(25,548)	(20,503)	(5,045)	25%
Other income, net	526	689	(163)	(24)%
Net loss before taxes	(25,022)	(19,814)	(5,208)	26%
Provision for income taxes	504	—	504	*
Net loss	$(25,526)	$(19,814)	$(5,712)	29%

*: percentage not meaningful

Revenue

Revenue for the six months ended June 30, 2020 was $2.2 million and was entirely related to revenue recognized pursuant to the Hanmi Agreement.

Research and Development Expenses

Research and development expenses increased $5.5 million, or 34%, to $21.7 million for the six months ended June 30, 2020 from $16.1 million for the six months ended June 30, 2019. The increase in research and development expenses was primarily due to an increase of $1.6 million in clinical costs relating to FLX475, an increase of $0.9 million in clinical costs relating to RPT193, an increase of $0.7 million in costs relating to preclinical programs, an increase of $1.8 million in stock-based compensation expense and an increase of $1.1 million in personnel costs, offset by a decrease of $0.5 million in laboratory supplies purchases.

The following is a comparison of research and development expenses for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019
External development expenses:
FLX475	$4,515	$2,874
RPT193	2,963	2,082
Other Programs	908	231
Internal research and development expenses	13,283	10,950
Total research and development expenses	$21,669	$16,137

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 40%, to $6.1 million for the six months ended June 30, 2020 from $4.4 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $1.4 million in stock-based compensation expense and an increase of $0.6 million in costs associated with our public company status following our initial public offering (“IPO”) in November 2019, offset by a decrease of $0.2 million in travel costs and a decrease of $0.1 million in personnel costs.

Other Income, Net

Other income, net decreased $0.2 million, or 24%, to $0.5 million for the six months ended June 30, 2020 from $0.7 million for the six months ended June 30, 2019. The decrease was driven primarily by remeasurement losses due to foreign currency fluctuations, offset by interest from marketable securities.

Liquidity and Capital Resources; Plan of Operations

We had cash and cash equivalents and marketable securities of $133.0 million and working capital of $123.0 million as of June 30, 2020. Our cash equivalents were held primarily in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At June 30, 2020, we had an accumulated deficit of $187.5 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(15,172)	$(17,647)
Investing activities	(103,990)	(787)
Financing activities	70,736	14,498
Net decrease in cash and cash equivalents	$(48,426)	$(3,936)

Cash Used in Operating Activities

Net cash used in operating activities was $15.2 million for the six months ended June 30, 2020, reflecting a net loss of $25.5 million, offset by non-cash charges, primarily consisting of stock-based compensation expense, of $4.8 million and a decrease in operating assets and liabilities of $5.6 million.

Net cash used in operating activities was $17.6 million for the six months ended June 30, 2019, reflecting a net loss of $19.8 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense of $1.4 million and net decreases in operating assets and liabilities of $0.8 million.

Cash Used in Investing Activities

Cash used in investing activities was $104.0 million for the six months ended June 30, 2020, primarily from the purchase of marketable securities. Cash used in investing activities was $0.8 million for the six months ended June 30, 2019, primarily from the purchase of laboratory equipment and leasehold improvements.

Cash Provided by Financing Activities

Net cash provided by financing activities was $70.7 million for the six months ended June 30, 2020, was primarily from $69.8 million in net proceeds received from our follow-on offering in February 2020. Net cash provided by financing activities was $14.5 million for the six months ended June 30, 2019, from net proceeds received from the issuance of convertible preferred stock.

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2020 and December 31, 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and investing in our common stock involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, our ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such case, the market price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $12.4 million and $10.6 million for the three months ended June 30, 2020 and 2019, respectively, and $25.5 million and $19.8 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $187.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Further, we and our potential future partners may never receive approval to market and commercialize any drug candidate. Even if we or a potential future partner obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval.

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

The ongoing COVID-19 pandemic has materially affected and could continue to impact our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, the United States government declared the COVID-19 pandemic a national emergency and most states and localities imposed measures to reduce the spread of COVID-19, including orders to shelter in place, social distance and close certain non-essential businesses. The pandemic has caused widespread adverse impacts to the economy and financial markets, and to our employees, manufacturers, CROs and other parties with whom we do business. The ultimate extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, any worsening or recurrence of the pandemic and the success of actions taken to contain and limit its impact.

In response to the public health directives and orders implemented in response to the COVID-19 pandemic, in March 2020 we transitioned to a remote working environment with limited lab operations. We recently re-started more lab operations and most of our lab-based personnel and certain essential personnel have returned to work at our facility. However, all other personnel are still working remotely. We do not know if and when we may have to close our laboratories and office location, or when our facility will reopen for all personnel. The COVID-19 containment measures, including travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns, have disrupted and may continue to disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been affected and may continue to be affected by the COVID-19 pandemic. For example, while we originally intended to provide an initial data readout from the Phase 1/2 trial to evaluate FLX475 in patients with several types of “charged” tumors in the second quarter of 2020, due to circumstances and uncertainties created by the COVID-19 pandemic, we now expect to provide an initial data readout from the Phase 1/2 trial in the second half of 2020. Additionally, in March 2020 we temporarily paused enrollment in the Phase 1b portion of our Phase 1 trial to evaluate RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic. We expect to provide results for the full Phase 1 study by the end of 2020. Depending on the duration and severity of the pandemic, clinical site initiation and patient enrollment may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be impaired and would adversely impact our clinical trial operations.

The COVID-19 pandemic may materially affect us economically. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The COVID-19 global pandemic continues to evolve rapidly. The potential impacts of the COVID-19 pandemic on us and third parties with whom we conduct business, including on our clinical studies and related timelines, as well as our preclinical activities, will depend on future developments which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, containment measures and other limitations and restrictions, business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects, which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

Undesirable side effects caused by FLX475, RPT193 or any other potential future drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not discovered any adverse side effects of FLX475 or RPT193 in healthy subjects that have limited our ability to test FLX475 or RPT193 in humans, it is possible that there will be undesirable side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development, or deny approval, of a drug candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenue.

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

As of June 30, 2020, we had $133.0 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next twelve months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of drug candidates or technologies. For example, we entered a Collaboration and License Agreement with Hanmi in December 2019, pursuant to which we granted Hanmi the exclusive rights to develop, manufacture and commercialize FLX475 in the Hanmi Territory. The competition for partners is intense, and the negotiation process may be time-consuming and complex. If we are not able to enter into collaborations or other strategic transactions, or continue our existing collaboration, we may not have access to necessary capital or expertise to further develop our potential future drug candidates or our drug discovery and development engine. Any such collaboration or other strategic transaction may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

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

We rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had if we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In particular, we are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors. While we originally intended to provide an initial data readout from the Phase 1/2 trial in the second quarter of 2020, due to circumstances and uncertainties created by the COVID-19 pandemic we now anticipate providing an initial data readout from the Phase 1/2 trial in the second half of 2020. Additionally, in March 2020 we temporarily paused enrollment of the Phase 1b portion of our Phase 1 clinical trial of RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic, and expect to provide results for the full Phase 1 study by the end of 2020. We cannot predict how difficult it will be to enroll patients for trials in these indications or whether we will be able to meet our anticipated timelines to provide initial data. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

If the market opportunities for our current and potential future drug candidates, including FLX475 and RPT193, are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

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

We are aware of numerous companies that are developing biologics and small molecule drugs for the treatment of cancer and inflammatory diseases. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our future partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to small molecule drugs or biologics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective or less expensive than the drugs we develop are or become available.

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

As of June 30, 2020, we had 71 full-time employees. Our focus on the development of FLX475, RPT193 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions and implementation of tariffs;

•	certain expenses, including, among others, expenses for travel, translation and insurance; and
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

In addition, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information and provide consumers with additional causes of action. The CCPA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws, and some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA, the CCPA or other U.S. privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We rely on information technology systems that we or our CROs or other vendors, contractors or consultants operate to process, transmit and store electronic information in our or their day-to-day operations. The size and complexity of such information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. A successful attack could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we or our CROs or other vendors, contractors or consultants fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we or they could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

Our research, development and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing of these materials in our facilities comply with the relevant guidelines of the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Although we have some environmental liability insurance covering certain of our facilities, we may not maintain adequate insurance for all environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future, including as a result of the COVID‑19 pandemic. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by natural or other disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are concentrated in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather, medical epidemic, pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities or the manufacturing facilities of our third-party contract manufacturers, or lose our repository of preclinical and clinical human samples and other valuable laboratory samples, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis. Such an event would have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our drug candidates or interruption of our business operations. Natural disasters such as earthquakes or wildfires, both of which are prevalent in Northern California, floods or tsunamis could further disrupt our operations, and have a material negative impact on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business and financial condition.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or elsewhere could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The United States has enacted and implemented wide-ranging patent reform legislation. In 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law, which has increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents we obtain. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. These provisions also allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to challenge the validity of a patent by the USPTO administered post grant proceedings, including derivation, reexamination, inter partes review, post-grant review and interference proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the first-to-file provisions, became effective in 2013. The Leahy-Smith Act and its implementation have increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents we obtain, all of which could have a material adverse impact on our business prospects and financial condition.

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

Our drug candidates, FLX475 and RPT193, are in clinical development, and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future drug candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of a drug candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors. While we originally intended to provide an initial data readout from the Phase 1/2 trial in the second quarter of 2020, due to circumstances and uncertainties created by the COVID-19 global pandemic, we now expect to provide an initial data readout in the second half of 2020. Further, we completed the initial Phase 1a single and multiple dose escalation cohorts of healthy volunteers in our Phase 1 trial of RPT193, but in March 2020 we temporarily paused enrollment in the Phase 1b portion of this trial because of circumstances and uncertainties created by the COVID-19 global pandemic. We expect to report results from the full Phase 1 trial of RPT193 by the end of 2020. We may experience further delays in initiating or completing our clinical trials. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

Any regulatory approvals that we or potential future partners obtain for FLX475, RPT193 or other future drug candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such drug candidate. In addition, if the FDA or other regulatory authority approves FLX475, RPT193 or other future drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

•	expansion of the entities eligible for discounts under the Public Health program;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research;
•	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. In 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. In addition, in January 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers that, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and, accordingly, our financial operations.

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

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain regulatory approval.

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

Our Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor, which can result in added costs and administrative burdens.

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

Our stock price has been and is likely to continue to be volatile. For example, the closing price of our common stock since October 31, 2019 through August 7, 2020, has ranged from a low of $10.52 to a high of $51.21. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•	our ability to advance FLX475, RPT193 or other potential future drug candidates through clinical development;
•	results of our preclinical studies, non-clinical studies and clinical trials for our current and future drug candidates or those of our competitors or potential future partners;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
•	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments, disputes or litigation matters concerning patents or other intellectual property rights, and our ability to obtain and maintain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders, including after the expiration of the lockup agreements entered into in connection with our public offerings;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters, medical epidemics, pandemics and other calamities; and
•	general economic, industry and market conditions.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property rights or our common stock performance, or if our clinical studies and operating results fail to meet the expectations of the analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our capital stock as of August 7, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned over a majority of our common stock. As a result, these stockholders, if acting together, will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

We incur significant legal, accounting and other expenses to comply with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Sales of Unregistered Securities

None.

Repurchase of Shares of Company Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2020

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President, Chief Executive Officer and Director

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer