Form 10-Q
period 2020-09-30
RAPT Therapeutics, Inc.
filed 2020-11-16
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 10, 2020, there were 24,555,259 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019	4
	Condensed Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2019	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
Signatures		63

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$20,229	$77,383
Marketable securities	102,557	—
Prepaid expenses and other current assets	2,722	3,123
Total current assets	125,508	80,506
Property and equipment, net	3,073	3,707
Other assets	389	389
Total assets	$128,970	$84,602
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,405	$1,143
Accrued expenses	5,669	3,642
Deferred revenue, current	5,128	4,000
Other current liabilities	389	471
Total current liabilities	15,591	9,256
Deferred rent, net of current portion	2,200	2,225
Deferred revenue, non-current	1,132	—
Commitments
Stockholders' equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	312,078	235,049
Accumulated other comprehensive income	74	20
Accumulated deficit	(202,107)	(161,950)
Total stockholders' equity	110,047	73,121
Total liabilities and stockholders' equity	$128,970	$84,602

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months		Nine Months
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$1,528	$—	$3,740	$—
Operating expenses:
Research and development	12,912	8,582	34,581	24,720
General and administrative	3,197	1,733	9,288	6,094
Total operating expenses	16,109	10,315	43,869	30,814
Loss from operations	(14,581)	(10,315)	(40,129)	(30,814)
Other income, net	237	344	763	1,033
Net loss before taxes	(14,344)	(9,971)	(39,366)	(29,781)
Provision for income taxes	287	—	791	—
Net loss	$(14,631)	$(9,971)	$(40,157)	$(29,781)
Other comprehensive income (loss):
Foreign currency translation adjustment	(70)	15	(65)	17
Unrealized gain (loss) on marketable securities	(33)	—	119	—
Total comprehensive loss	$(14,734)	$(9,956)	$(40,103)	$(29,764)
Net loss per share, basic and diluted	$(0.60)	$(12.41)	$(1.67)	$(40.15)
Weighted average number of shares used in computing net loss per share, basic and diluted	24,449,115	803,229	23,989,926	741,711

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	21,833,037	$2	$235,049	$(161,950)	$20	$73,121
Issuance of common stock, net of issuance costs	2,500,000	—	69,842	—	—	69,842
Issuance of common stock upon exercise of stock options, net of repurchase	970	—	30	—	—	30
Stock-based compensation	—	—	2,088	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	204	204
Unrealized loss on marketable securities	—	—	—	—	(217)	(217)
Net loss	—	—	—	(13,139)	—	(13,139)
Balance at March 31, 2020	24,334,007	2	307,009	(175,089)	7	131,929
Issuance of common stock upon exercise of stock options, net of repurchase	68,485	—	453	—	—	453
Stock-based compensation	—	—	2,035	—	—	2,035
Issuance of common stock under the employee stock purchase plan	40,350	—	411	—	—	411
Foreign currency translation adjustment	—	—	—	—	(199)	(199)
Unrealized gain on marketable securities	—	—	—	—	369	369
Net loss	—	—	—	(12,387)	—	(12,387)
Balance at June 30, 2020	24,442,842	2	309,908	(187,476)	177	122,611
Issuance of common stock upon exercise of stock options, net of repurchase	52,683	—	165	—	—	165
Stock-based compensation	—	—	2,005	—	—	2,005
Foreign currency translation adjustment	—	—	—	—	(70)	(70)
Unrealized loss on marketable securities	—	—	—	—	(33)	(33)
Net loss	—	—	—	(14,631)	—	(14,631)
Balance at September 30, 2020	24,495,525	$2	$312,078	$(202,107)	$74	$110,047

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(Unaudited)

						Related Party Promissory		Accumulated
					Additional	Notes for the		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-In	Purchase of	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Common Stock	Deficit	Income (Loss)	Deficit
Balance at December 31, 2018	98,491,880	$161,111	878,413	$1	$22,441	$(598)	$(118,953)	$(4)	$(97,113)
Issuance of Series C-2 convertible preferred stock, net of issuance costs	3,039,908	6,947	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	3,685	—	66	—	—	—	66
Repurchase of common stock from related party	—	—	(53,649)	—	—	109	—	—	109
Interest on promissory notes from related parties for purchase of common stock	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	377	—	—	—	377
Net loss	—	—	—	—	—	—	(9,188)	—	(9,188)
Balance at March 31, 2019	101,531,788	168,058	828,449	1	22,884	(491)	(128,141)	(4)	(105,751)
Issuance of Series C-2 convertible preferred stock, net of issuance costs	3,271,537	7,451	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	13,996	—	34	—	—	—	34
Repurchase of common stock from related party	—	—	(29,686)	—	—	65	—	—	65
Paydown of promissory notes from related parties for purchase of common stock	—	—	—	—	—	73	—	—	73
Forgiveness of promissory notes from related parties for purchase of common stock	—	—	—	—	—	353			353
Stock-based compensation	—	—	—	—	347	—	—	—	347
Foreign currency translation adjustment	—	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	—	(10,622)	—	(10,622)
Balance at June 30, 2019	104,803,325	175,509	812,759	1	23,265	—	(138,763)	(2)	(115,499)
Issuance of Series C-2 convertible preferred stock, net of issuance costs	—	(19)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	122,281	—	227	—	—	—	227
Stock-based compensation	—	—	—	—	431	—	—	—	431
Foreign currency translation adjustment	—	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	—	(9,971)	—	(9,971)
Balance at September 30, 2019	104,803,325	$175,490	935,040	$1	$23,923	$—	$(148,734)	$13	$(124,797)

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(40,157)	$(29,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	268	—
Depreciation and amortization	858	1,011
Stock-based compensation expense	6,128	1,155
Loss on disposal of capital equipment	—	9
Gain (loss) on foreign currency translation	(65)	17
Noncash interest income, net	—	20
Changes in operating assets and liabilities:
Prepaid expenses and other long-term assets	401	(4,404)
Accounts payable and accrued liabilities	5,207	2,187
Deferred revenue	2,260	—
Deferred rent	(25)	—
Net cash used in operating activities	(25,125)	(29,786)
Investing activities
Purchase of marketable securities	(122,706)	—
Proceeds from maturities of marketable securities	20,000	—
Purchase of property and equipment	(224)	(863)
Net cash used in investing activities	(102,930)	(863)
Financing activities
Proceeds from public offering, net of issuance costs	69,842	—
Proceeds from the sale of convertible preferred stock, net of issuance costs	—	14,379
Proceeds from issuance of common stock under the employee stock purchase plan	411	—
Proceeds from issuance of common stock, net of repurchases	648	782
Net cash provided by financing activities	70,901	15,161
Net decrease in cash and cash equivalents	(57,154)	(15,488)
Cash and cash equivalents at beginning of period	77,383	63,798
Cash and cash equivalents at end of period	$20,229	$48,310
Supplemental disclosures of non-cash investing and financing information
Deferred offering costs included in accounts payable and accrued expenses	$—	$454
Forgiveness of promissory notes from related party for purchase of common stock	$—	$382

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

Revenue

License and collaborative agreement revenue consists of license, milestone and royalty payments generated through agreements with strategic partners for the development and commercialization of certain product candidates. The terms of an agreement may include a non-refundable upfront fee, payments based upon achievement of milestones and royalties on net product sales. If a portion of the nonrefundable upfront fee or other payments received is allocated to continuing performance obligations under the terms of an agreement, such portion is recorded as deferred revenue and recognized as revenue when or as the underlying performance obligation is satisfied.

The Company recognizes revenue when it transfers promised goods or services to customers or counterparties in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized, the Company performs the following steps: (i) identification of the promised goods or services in the agreement; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the agreement; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to performance obligations based on estimated selling prices; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

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

Royalties: If an agreement includes sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.

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

Marketable securities

Marketable securities primarily consist of commercial paper, corporate bonds and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss, net of tax. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income, net on the condensed consolidated statements of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s disclosure framework project. ASU 2018-13 removes certain disclosure requirements, including the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. This ASU also modifies existing disclosure requirements by clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and adds disclosure requirements over Level 3 fair value measurements. The Company adopted ASU 2018-13 in the first quarter of 2020 and there was no impact to the Company’s financial position or results of operations related to this adoption.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of September 30, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$19,087	$—	$—	$19,087
Corporate debt	Level 2	51,413	111	—	51,524
Commercial paper	Level 2	18,458	—	—	18,458
U.S. government agency securities	Level 2	32,568	8	—	32,576
Total		$121,526	$119	$—	$121,645

As of December 31, 2019, the financial assets subject to fair value measurement on a recurring basis consisted of money market funds with a fair value of $77.4 million.

As of September 30, 2020, the Company’s marketable securities had remaining contractual maturities of less than one year. The Company does not intend to sell the securities that are in an unrealized loss position, and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of September 30, 2020 were temporary in nature.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$5,835	$5,752
Leasehold improvements	3,294	3,294
Computer equipment	416	326
Furniture and fixtures	394	394
Total property and equipment	9,939	9,766
Less accumulated depreciation and amortization	(6,866)	(6,059)
Property and equipment, net	$3,073	$3,707

Depreciation and amortization expense was $0.3 million for each of the three months ended September 30, 2020 and 2019, and $0.9 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued clinical expenses	$2,149	$1,353
Accrued compensation	3,156	1,779
Accrued professional and consulting services	270	192
Accrued lab supplies	34	29
Other	60	289
Total accrued expenses	$5,669	$3,642

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

The transaction price as of September 30, 2020 was $10.0 million, consisting of the upfront fee of $4.0 million and the near-term milestone payment of $6.0 million, which was consistent with the transaction price as of December 31, 2019. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $3.7 million, respectively, as revenue pursuant to the Hanmi Agreement. As of September 30, 2020 and December 31, 2019, deferred revenue related to the Hanmi Agreement was $6.3 million and $4.0 million, respectively. The deferred revenue is expected to be recognized over the remaining period of the Company’s Phase 1/2 clinical trial of FLX475.

7. Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO on November 4, 2019, all outstanding shares of convertible preferred stock converted into 17,467,184 shares of common stock.

8. Common Stock

As of September 30, 2020 and December 31, 2019, 24,495,525 shares and 21,833,037 shares of common stock were outstanding, respectively, which includes shares subject to repurchase of 11,097 and 51,098, respectively, as a result of early exercise of stock options not yet vested. The holders of common stock have one vote for each share of common stock held by them. Holders of shares of common stock are entitled to dividends when, as and if declared by the board of directors. No dividends had been declared as of September 30, 2020.

As of September 30, 2020, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,517,965
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	56,500
Options available for future grants	2,420,840
Shares reserved under the 2019 Employee Stock Purchase Plan	199,986
Total	4,195,291

9. Stock-based Compensation

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) for eligible employees, officers, directors, advisors and consultants, which provides for the grant of incentive and non-statutory stock options and restricted stock units (“RSUs”) of common stock. The Company’s 2015 Stock Plan terminated in 2019 and no further grants may be made thereunder.

Stock option activity under the 2019 Plan is set forth below for the nine months ended September 30, 2020:

			Weighted
			Average
		Number of	Exercise
	Shares	Shares	Price Per
	Available	Outstanding	Share
Balances at December 31, 2019	1,874,759	1,313,468	$9.77
Stock options authorized	873,321	—
Stock options granted	(343,621)	343,621	34.75
Stock options exercised	—	(122,743)	4.62
Stock options forfeited	16,381	(16,381)	11.61
Balances at September 30, 2020	2,420,840	1,517,965	$15.66

RSU activity under the 2019 Plan is set forth below for the nine months ended September 30, 2020:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2019	—	$—
RSUs granted	56,500	44.66
RSUs vested and settled	—	—
RSUs forfeited	—	—
Balances at September 30, 2020	56,500	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,125	$212	$3,450	$611
General and administrative	880	219	2,678	544
Total stock-based compensation expense	$2,005	$431	$6,128	$1,155

As of September 30, 2020, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $12.4 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.19 years.

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

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively.

10. Income Taxes

The Company recorded provisions for income taxes of $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, related to Korean withholding taxes on the near-term milestone payment the Company received pursuant to the Hanmi Agreement. No provision had been recorded for the three and nine months ended September 30, 2019. In addition, the Company’s deferred tax assets continue to be subject to a full valuation allowance.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which provides emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2020; however, the Company continues to examine the impacts the CARES Act may have on its business, results of operations, financial condition and liquidity.

11. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(14,631)	$(9,971)	$(40,157)	$(29,781)
Denominator:
Weighted average common shares outstanding	24,474,157	838,961	24,019,746	822,644
Less: weighted-average unvested restricted common stock subject to repurchase	—	(19,097)	—	(45,451)
Less: weighted-average unvested common shares subject to repurchase	(25,042)	(16,635)	(29,820)	(35,482)
Weighted-average shares used to compute net loss per share, basic and diluted	24,449,115	803,229	23,989,926	741,711
Net loss per share, basic and diluted	$(0.60)	$(12.41)	$(1.67)	$(40.15)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2020	2019
Convertible preferred stock	—	104,803,325
Common stock options issued and outstanding	1,517,965	943,610
Estimated shares issuable under the employee stock purchase plan	39,830	—
RSUs subject to future vesting	56,500	—
Total	1,614,295	105,746,935

12. Subsequent Events

On November 4, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering (a) up to $350 million of the Company’s securities, including up to $100 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, and (b) up to an aggregate of 1,000,000 shares of common stock that certain selling stockholders may offer and sell from time to time.

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

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of September 30, 2020, we had an accumulated deficit of $202.1 million. We have incurred net losses of $14.6 million and $10.0 million for the three months ended September 30, 2020 and 2019, respectively, and $40.2 million and $29.8 million for the nine months ended September 30, 2020 and 2019, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. As of September 30, 2020, we had cash and cash equivalents and marketable securities of $122.8 million and working capital of $109.9 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

Impact of COVID-19 Pandemic

We have been impacted and may continue to be impacted by the global pandemic of the disease referred to as COVID-19 and the responses by government entities to combat the pandemic. We have been closely monitoring and continue to monitor the impact of COVID‑19 on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, delaying our clinical trials, limiting our employees from coming to work at our facility and delaying services from third-party service providers. We re-started lab operations in the second quarter of 2020. However, operations are limited by protocols implemented to protect the health of our employees. However, depending on how long the pandemic continues or if it intensifies, it is possible that these or other challenges may have a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing potential impacts to our financial condition and other operations, employees, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to numerous uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

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

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. Our critical accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
Revenue	$1,528	$—	$1,528	*
Operating expenses:
Research and development	12,912	8,582	4,330	50%
General and administrative	3,197	1,733	1,464	84%
Total operating expenses	16,109	10,315	5,794	56%
Loss from operations	(14,581)	(10,315)	(4,266)	41%
Other income, net	237	344	(107)	(31)%
Net loss before taxes	(14,344)	(9,971)	(4,373)	44%
Provision for income taxes	287	—	287	*
Net loss	$(14,631)	$(9,971)	$(4,660)	47%

*: percentage not meaningful

Revenue

Revenue for the three months ended September 30, 2020 was $1.5 million and was entirely related to revenue recognized pursuant to the Hanmi Agreement.

Research and Development Expenses

Research and development expenses increased $4.3 million, or 50%, to $12.9 million for the three months ended September 30, 2020 from $8.6 million for the three months ended September 30, 2019. The increase in research and development expenses was primarily due to an increase of $1.9 million in clinical trial costs relating to FLX475, an increase of $0.4 million in clinical trial costs relating to RPT193, an increase of $0.5 million in costs relating to preclinical programs, an increase of $0.9 million in stock-based compensation expense, an increase of $0.6 million in personnel costs and an increase of $0.2 million in laboratory supplies purchases, offset by a decrease of $0.1 million in consulting costs and $0.1 million in travel costs.

The following is a comparison of research and development expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended
	September 30,
	2020	2019
External development expenses:
FLX475	$3,118	$1,194
RPT193	2,083	1,670
Other programs	550	84
Internal research and development expenses	7,161	5,634
Total research and development expenses	$12,912	$8,582

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.5 million, or 84%, to $3.2 million for the three months ended September 30, 2020 from $1.7 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $0.6 million in stock-based compensation expense, an increase of $0.5 million in personnel costs, an increase of $0.2 million in legal and accounting fees and an increase of $0.3 million in insurance expense, offset by a decrease of $0.1 million in consulting costs.

Other Income, Net

Other income, net decreased $0.1 million, or 31%, to $0.2 million for the three months ended September 30, 2020 from $0.3 million for the three months ended September 30, 2019. The decrease was driven primarily by lower interest income for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
Revenue	$3,740	$—	$3,740	*
Operating expenses:
Research and development	34,581	24,720	9,861	40%
General and administrative	9,288	6,094	3,194	52%
Total operating expenses	43,869	30,814	13,055	42%
Loss from operations	(40,129)	(30,814)	(9,315)	30%
Other income, net	763	1,033	(270)	(26)%
Net loss before taxes	(39,366)	(29,781)	(9,585)	32%
Provision for income taxes	791	—	791	*
Net loss	$(40,157)	$(29,781)	$(10,376)	35%

*: percentage not meaningful

Revenue

Revenue for the nine months ended September 30, 2020 was $3.7 million and was entirely related to revenue recognized pursuant to the Hanmi Agreement.

Research and Development Expenses

Research and development expenses increased $9.9 million, or 40%, to $34.6 million for the nine months ended September 30, 2020 from $24.7 million for the nine months ended September 30, 2019. The increase in research and development expenses was primarily due to an increase of $3.6 million in clinical costs relating to FLX475, an increase of $1.3 million in clinical costs relating to RPT193, an increase of $1.1 million in costs relating to preclinical programs, an increase of $2.8 million in stock-based compensation expense and an increase of $1.6 million in personnel costs, offset by a decrease of $0.3 million in laboratory supplies purchases and a decrease of $0.2 million in travel costs .

The following is a comparison of research and development expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
External development expenses:
FLX475	$7,632	$4,068
RPT193	5,046	3,752
Other Programs	1,458	312
Internal research and development expenses	20,445	16,588
Total research and development expenses	$34,581	$24,720

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $3.2 million, or 52%, to $9.3 million for the nine months ended September 30, 2020 from $6.1 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $2.1 million in stock-based compensation expense, an increase of $0.6 million in personnel costs, an increase of $0.2 million in legal and accounting fees and an increase of $0.9 million in insurance expense, offset by a decrease of $0.2 million in travel costs and a decrease of $0.4 million in consulting costs.

Other Income, Net

Other income, net decreased $0.3 million, or 26%, to $0.8 million for the nine months ended September 30, 2020 from $1.0 million for the nine months ended September 30, 2019. The decrease was driven primarily by lower interest income for the nine months ended September 30, 2020.

Liquidity and Capital Resources; Plan of Operations

We had cash and cash equivalents and marketable securities of $122.8 million and working capital of $109.9 million as of September 30, 2020. Our cash equivalents were held primarily in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At September 30, 2020, we had an accumulated deficit of $202.1 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(25,125)	$(29,786)
Investing activities	(102,930)	(863)
Financing activities	70,901	15,161
Net decrease in cash and cash equivalents	$(57,154)	$(15,488)

Cash Used in Operating Activities

Net cash used in operating activities was $25.1 million for the nine months ended September 30, 2020, reflecting a net loss of $40.2 million, offset by non-cash charges, primarily consisting of stock-based compensation expense, of $7.2 million and a net decrease in operating assets and liabilities of $7.8 million.

Net cash used in operating activities was $29.8 million for the nine months ended September 30, 2019, reflecting a net loss of $29.8 million and a net decrease in operating assets and liabilities of $2.2 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense of $2.2 million.

Cash Used in Investing Activities

Cash used in investing activities was $102.9 million for the nine months ended September 30, 2020, primarily for the purchase of marketable securities. Cash used in investing activities was $0.9 million for the nine months ended September 30, 2019, primarily from the purchase of laboratory equipment and leasehold improvements.

Cash Provided by Financing Activities

Net cash provided by financing activities was $70.9 million for the nine months ended September 30, 2020. This included $69.8 million in net proceeds received from our follow-on offering in February 2020. Net cash provided by financing activities was $15.2 million for the nine months ended September 30, 2019, from net proceeds received from the issuance of convertible preferred stock.

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2020 and December 31, 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. Some of these risks are:

•

We are a clinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

•

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

•

We may not be successful in our efforts to use and expand our proprietary drug discovery and development engine to build a pipeline of drug candidates, and as an organization we have no history of successfully developing drugs.

•

Even if regulatory approval is obtained for FLX475, RPT193 or any other potential drug candidate, the drug candidate we commercialize may not achieve market acceptance and we may not generate any revenue from the sale or licensing of our drug candidates.

•

Undesirable side effects caused by FLX475, RPT193 or any other potential drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities, which could compromise our ability to market and derive revenue from our drug candidates.

•

We will need substantial additional funds to advance development of drug candidates and our drug discovery and development engine, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future drug candidates.

•

Because we may rely on third parties for manufacturing and supply of our drug candidates, some of which are sole source vendors, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

•

If third parties on which we rely to conduct certain preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse impacts on our business and financial condition.

•

We face intense competition from companies that have developed or may develop biologics and small molecule drugs for the treatment of cancer and inflammatory diseases. If these companies develop technologies or drug candidates more rapidly than we do, or if their technologies or drug candidates are more effective, our ability to develop and successfully commercialize drug candidates may be adversely affected.

•

If any of our drug candidates is approved for marketing and commercialization in the future and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.

•

The ongoing COVID-19 pandemic has materially affected and could continue to impact our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

•

If we are unable to obtain, maintain, enforce or defend intellectual property rights related to our technology and current or future drug candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.

•

Our stock price may be volatile. Raising additional capital and other future issuances of our common stock or rights to purchase common stock could result in additional dilution and could cause our stock price to fall.

•	Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $14.6 million and $10.0 million for the three months ended September 30, 2020 and 2019, respectively, and $40.2 million and $29.8 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $202.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

FLX475 and RPT193 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received FLX475 and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by FLX475, or that the partial response was spontaneous and unrelated to either FLX475 or pembrolizumab. Additionally, although RPT193 has shown activity in several preclinical models and we have completed the initial Phase 1a single and multiple dose escalation cohorts of healthy volunteers of a Phase 1 trial of RAPT193, there is no guarantee that we will be able to proceed with clinical development of RPT193 or that it will benefit patients. Even though we have designed and selected our drug candidates to achieve an intended biological effect and to avoid certain others, and even if we have demonstrated this effect in preclinical models, there can be no assurance that the effect will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage biopharmaceutical companies such as ours.

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

The COVID-19 pandemic has caused widespread adverse impacts to the economy and financial markets, and to our employees, manufacturers, CROs and other parties with whom we do business. The ultimate extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, any worsening or recurrence of the pandemic and the success of actions taken to contain and limit its impact.

In response to the public health directives and orders implemented in response to the COVID-19 pandemic, in March 2020 we transitioned to a remote working environment with limited lab operations. We re-started all lab operations and most of our lab-based personnel and certain essential personnel have returned to work at our facility in the second quarter of 2020. However, all other personnel are still working remotely. We do not know if and when we may have to close our laboratories and office location, or when our facility will reopen for all personnel. The COVID-19 containment measures, including travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns, have disrupted and may continue to disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been affected and may continue to be affected by the COVID-19 pandemic. For example, in March 2020 we paused enrollment for a few months in the Phase 1b portion of our Phase 1 trial to evaluate RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic. Depending on the duration and severity of the pandemic, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be impaired and would adversely impact our clinical trial operations.

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

As of September 30, 2020, we had $122.8 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next twelve months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. For example, in March 2020 we paused enrollment for a few months in the Phase 1b portion of our Phase 1 trial to evaluate RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic. We cannot predict how difficult it will be to enroll patients for our clinical trials or whether we will be able to meet our anticipated timelines to provide initial data. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

As of September 30, 2020, we had 71 full-time employees. Our focus on the development of FLX475, RPT193 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

In addition, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information and provide consumers with additional causes of action. The CCPA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws, and some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA, the CCPA or other U.S. privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Extensions of patent term may be available, but there is no guarantee that we would succeed in obtaining any particular extension—and no guarantee any such extension would lengthen the patent term for a sufficient period of time to exclude others from commercializing products similar or identical to ours. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication or any additional indications approved during the period of extension. A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved drug, a method for using it or a method for manufacturing it. The applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to any patents we obtain, or may grant more limited extensions than we request. An extension may not be granted or may be limited where there is, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply before expiration of relevant patents or some other failure to satisfy applicable requirements. If this occurs, our competitors may be able to launch their products earlier by taking advantage of our investment in development and clinical trials along with our clinical and preclinical data. This could have a material adverse effect on our business and ability to achieve profitability.

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

We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors, as well as a Phase 1b clinical trial of FLX193 in patients with atopic dermatitis. We may experience delays in initiating or completing our clinical trials. For example, in March 2020 we paused enrollment for a few months in the Phase 1b portion of our Phase 1 trial to evaluate RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

Our stock price has been and is likely to continue to be highly volatile. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

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

Based on the beneficial ownership of our capital stock as of September 30, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a majority of our common stock. As a result, these stockholders, if acting together, will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 1, 2019 pursuant to Rule 424(b).

Recent Sales of Unregistered Securities

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

Date: November 16, 2020

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer