Form 10-K
period 2020-12-31
RAPT Therapeutics, Inc.
filed 2021-03-11
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $437.0 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Market on June 30, 2020 of $29.02 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 4, 2021, the number of outstanding shares of the Registrant’s common stock, par value $0.0001 per share, was 24,866,248.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i

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

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in oncology and inflammatory diseases. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. Our two lead drug candidates each target C-C motif chemokine receptor 4 (“CCR4”), a drug target that potentially has broad applicability in oncology and inflammatory diseases. Our lead oncology drug candidate, FLX475, reached the clinic in just two and a half years and our lead inflammation drug candidate, RPT193, entered the clinic in August 2019.

Our lead oncology drug candidate, FLX475, is designed to selectively inhibit the migration of immunosuppressive regulatory T cells (“Treg”) into tumors. We are currently conducting a Phase 1/2 clinical trial investigating FLX475 as a monotherapy and in combination with pembrolizumab (KEYTRUDA®) to study the safety and potential clinical activity of FLX475 in patients with advanced cancer. In November 2020, we disclosed initial observations from four of eight cohorts in the Phase 2 portion of the trial which demonstrated clinical activity of FLX475 as a monotherapy as well as in combination with pembrolizumab. We believe these early initial observations establish initial clinical proof-of-concept (“PoC”) for FLX475.

Our lead inflammation drug candidate, RPT193, is designed to selectively inhibit the migration of type 2 T helper cells (“Th2 cells”) into inflamed tissues. Th2 cells are known to be drivers of inflammatory diseases along the “atopic march” including atopic dermatitis (“AD”), asthma, chronic urticaria (skin rash), allergic conjunctivitis, chronic rhinosinusitis and eosinophilic esophagitis (inflammation of the esophagus). We believe RPT193, if approved, could fill an unmet medical need for the treatment of allergic disorders with the convenience of once-daily oral dosing. We are currently conducting a randomized placebo-controlled Phase 1b trial to evaluate RPT193 in patients with atopic dermatitis and we anticipate results from this trial could provide clinical PoC in AD and potentially additional Th2-driven allergic indications.

We internally discovered and designed all our drug candidates utilizing what we refer to as our “proprietary drug discovery and development engine.” Through our team’s deep expertise in immunology and drug discovery, supported by advanced computational biology and proprietary know-how, we are developing the ability to exploit difficult targets and generate drug candidates that we believe, if approved, will significantly improve treatment paradigms and outcomes for patients by fundamentally modulating the immune responses in a range of cancers and inflammatory diseases. We continue to invest in our proprietary discovery and development engine and are pursuing a range of targets to generate additional potential drug candidates.

We hold worldwide rights to each of our drug candidates, with the exception of the exclusive license granted to Hanmi Pharmaceutical Ltd. (“Hanmi”) for FLX475 in the Republic of Korea, the Republic of China (Taiwan), and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”).

Our Strategy

•

Advance our lead oncology drug candidate, FLX475, through clinical development to commercialization in charged tumor types, which represent cancer types we believe are most likely to respond to FLX475. We are evaluating FLX475’s efficacy in multiple tumor types both as a single agent and in combination with other immuno-oncology agents such as a programmed cell death 1 (“PD-1”) checkpoint inhibitor. Our goal is to expeditiously progress into registration trials to ultimately enable treatment of cancer patients for whom current treatments are inadequate.

•

Advance our lead inflammation drug candidate, RPT193, through clinical development across multiple inflammatory diseases. We are initially developing RPT193 for AD because the characteristics of the disease present an opportunity to rapidly demonstrate RPT193’s anti-inflammatory effect. We believe RPT193’s anti-inflammatory effect, along with its convenient oral administration and good safety profile both in preclinical studies and in healthy volunteers, has potential clinical translatability in a variety of inflammatory diseases beyond AD, including allergic asthma, chronic urticaria, chronic rhinosinusitis, allergic conjunctivitis and eosinophilic esophagitis.

•

Develop and advance a preclinical hematopoietic progenitor kinase 1 (“HPK1”) inhibitor into clinical trials. We view our preclinical programs as important drivers of long-term growth and stability of our company. Our goal is to rapidly advance our programs to generate validating preclinical data that warrant clinical development.

•

Expand our pipeline by leveraging our proprietary drug discovery and development engine and small molecule expertise. We believe there are additional identifiable targets that will be important to fundamentally modulating the immune response in the treatment of cancer and inflammatory diseases. We will continue to invest in our proprietary discovery and development engine and investigate several of our identified targets as well as generate additional target and drug candidates.

•	Utilize collaborations in support of our long-term goals. We plan to selectively use collaborations and partnerships as strategic tools to maximize the value of our drug candidates.

Drug Discovery and Development Engine

We credit our rapid identification of therapeutic targets and drug candidate selection to our proprietary drug discovery and development engine, which relies on our team’s deep expertise in immunology and chemistry, supported by strong computational biology and the ability to exploit difficult targets. The key pillars of our proprietary drug discovery and development engine are as follows.

Our Integrated Drug Discovery and Development Engine is Designed to Improve Probability of, and Speed to, Clinical Success

1)

Computationally-Driven Disease Target and Biomarker Identification. We use proprietary methods to identify targets that we believe have a high propensity to drive the immune response in disease states such as in oncology and inflammation by computationally screening a combination of proprietary and public databases. Through this process we also identify biomarkers that can guide our clinical development strategy and increase the probability of clinical success. A computational screen we designed to seek tumor-infiltrating lymphocyte modulating genes identified CCR4 and HPK1 as potential targets. In addition to well-known and clinically validated targets such as PD-1 and cytotoxic T-lymphocyte associated protein 4 (“CTLA-4”), our target identification approach has also uncovered what we believe are key immune drivers of pathology that have not been fully explored but which may offer significant therapeutic potential.

2)

Efficient Design of Small Molecule Drug Properties. Key to our rapid discovery of small molecules is our use of structure and pharmacophore-based drug design strategies, and machine-learning assisted structure-activity-relationships to improve potency, selectivity and pharmacokinetic properties, along with early testing in physiologically-relevant immune assays to rapidly identify highly selective, orally-administered small molecules. This seamless integration of biology, chemistry and pharmacokinetic disciplines allows for rapid cycle times and quick iterations between hypothesis and compound selection. An example is our lead CCR4 program that moved from concept to first-in-human testing in two and a half years. Using pharmacophore modeling we identified novel templates that selectively inhibit the CCR4 receptor. These were then rapidly refined for biological activity and robust oral bioavailability. Once lead candidates are identified, strong in-house synthetic expertise quickly develops improved synthetic methodologies that facilitates large scale synthesis needed for broader testing. Employing these techniques allowed us to assess a variety of novel chemical structures to derive our clinical candidates FLX475 and RPT193, which have favorable potency and pharmacokinetics (“PK”) properties. We are now utilizing similar strategies and leveraging novel structure-based drug design techniques to improve potency, selectivity and pharmacokinetic properties to identify leads in our discovery programs.

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

4)	Nimble Clinical Execution. We believe our precision medicine approach enables a rapid path to clinical PoC and the potential for accelerated regulatory approval.

Background on CCR4 in Oncology and Allergic Inflammatory Disease

Our proprietary drug discovery and development engine has identified the cell surface receptor CCR4 as a drug target that potentially has broad applicability in oncology and inflammatory diseases. Receptors such as CCR4 bind to chemokines that orchestrate migration and homing of immune cells to specific tissues throughout the body. Chemokines specific for CCR4 are secreted from tumors and inflamed tissues, but are not highly expressed in healthy tissues. Our approach is designed to enable selective restoration of the immune response within the tumor and inflamed tissues without systemically depleting immune cells and broadly suppressing the immune system. Each of our two drug candidates, FLX475 and RPT193, target CCR4 in a manner we believe is well suited for cancer and inflammatory disease, respectively.

The immune system is a series of complex interactions between different types of white blood cells. T cells are one category of these cells that play crucial roles in immunological memory, regulation and responses. One subset of these T cells that are characterized by the cluster of differentiation 4 (“CD4”) glycoprotein on their cell surfaces, the CD4 T cells, are paramount in directing immune responses and immune tolerance. Two main CCR4-expressing CD4 T cells of clinical interest are called Treg and Th2 cells. Treg and Th2 cells both express CCR4, which is a receptor that binds to chemokines that orchestrate cell migration and homing throughout the body. The two chemokines that bind to this receptor, C-C motif chemokine ligand 17 (“CCL17”) and C-C motif chemokine ligand 22 (“CCL22”), are over expressed and secreted by tumors and allergically inflamed tissues. This over expression allows for the theoretical manipulation of CCR4 and, consequently, its two CD4 T cell subtypes to address diseases across the immunological continuum spanning underactive to overactive immune responses in oncology and allergic inflammatory disease.

CCR4 Drives Tumor Progression and Allergic Inflammation

In cancer, the secretion of certain chemokines from tumor cells and tumor-resident immune cells is responsible for recruitment of immunosuppressive Treg to tumor sites. Treg represent a dominant pathway for downregulating the immune response and may limit the effectiveness of currently available therapies such as checkpoint inhibitors. Treg recruitment into tumors is dependent on CCR4, whose ligands are produced by tumor cells or tumor-associated macrophages. CCR4 is highly expressed on Treg and not highly expressed or used by effector or cytotoxic T cells, suggesting that targeting CCR4 may selectively block Treg migration into tumors. Blocking the migration of Treg has the potential to restore naturally-occurring antitumor immunity as well as to synergize with a variety of both conventional and immune-based therapies, such as radiation, chemotherapy, checkpoint inhibitors, immune stimulators and adoptive T cell therapy, while also potentially deepening or broadening clinical responses to these therapies.

 In allergic inflammatory diseases, CCR4 is highly expressed on Th2 cells, which are inflammatory immune cells clinically implicated in diseases such as AD and asthma. In these diseases, chemokines recruit Th2 cells via CCR4 into inflamed tissues where Th2 cells secrete proteins known to drive the inflammatory response. The role of Th2 cells has been clinically validated by, among others, dupilumab, an injectable biologic targeting this pathway. In preclinical mouse models, blocking the migration of Th2 cells has been shown to reduce allergic inflammation in the skin and the lung. Murine models and ex vivo studies strongly suggest that CCR4 plays a critical role in allergic inflammation in AD. In allergic asthma, Th2 cells have been demonstrated to play a pivotal role in airway inflammatory response and airway remodeling.

Our Lead Oncology Drug Candidate—FLX475

Our lead oncology drug candidate, FLX475, is designed to selectively inhibit the migration of immunosuppressive Treg into tumors. We are currently conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. Initial observations from four of eight cohorts in the Phase 2 portion of the trial reported in November 2020 included clear monotherapy clinical activity of FLX475 in EBV+ lymphoma, and promising clinical activity of combination therapy with pembrolizumab in subjects with nasopharyngeal carcinoma and head and neck cancer, providing initial clinical PoC. We own an issued U.S. composition of matter patent directed to FLX475 that is scheduled to expire in 2037 (not including any applicable extensions, if approved). We have entered into a collaboration and license agreement with Hanmi, whereby we granted Hanmi the exclusive rights to develop, manufacture and commercialize FLX475 in the Hanmi Territory.

FLX475: Highly Selective Approach for Targeting Tumor Treg

CCR4 in Charged Tumors

Our proprietary drug discovery and development engine has identified certain tumors where we believe FLX475 has the greatest probability of demonstrating clinical benefit. We refer to these tumors as “charged” as defined by (i) their expression of high levels of CCR4 ligands, (ii) their enrichment for Treg and (iii) their enrichment for CD8 effector T cells. Tumors with high levels of these three parameters imply they have the necessary components to generate a potent immune response; however, the presence of Treg dampens this response. Additionally, we have discovered that the presence of oncogenic viruses, such as Epstein Barr virus (EBV) and the human papilloma virus (HPV), is associated with tumors that are highly charged and can be prospectively selected. As shown in the diagram below, we have identified numerous tumors as being charged, including non-small cell lung cancer (NSCLC), triple-negative breast cancer (TNBC), head and neck squamous cell carcinoma (HNSCC), nasopharyngeal carcinoma (NPC), gastric cancer, EBV+ Hodgkin lymphoma (HL) and non-Hodgkin lymphoma (NHL) and cervical cancer. The data presented in the diagram below was derived from an in-house analysis of The Cancer Genome Atlas Database and additional published sources and confirmed by us through in situ hybridization of over 400 tumor microarray samples.

Identification and Characterization of Charged Tumors

Gastric EBV+
NPC EBV+
Cervical HPV+
TNBC
NSCLC Sq.
HNSCC
NHL
NSCLC Ad.
Treg
CCR4 Ligands
CD8 Signature
Virally-Associated
Non-Virally-Associated

Data from in-house analysis of TCGA database combined with other data sets;
Confirmed in >400 tumor microarrays
The graph above reflects a logarithmic scale on each axis
NPC Nasopharyngeal; HNSCC Head & Neck Squamous Cell Carcinoma; NHL Non-Hodgkin Lymphoma; NSCLC Non-Small Cell Lung Cancer; TNBC Triple Negative Breast Cancer

The graph above reflects a logarithmic scale on each axis.

Oncology Market Overview

Significant progress in cancer treatment has been made recently with the development of highly targeted and immuno-oncology-based therapies. Remarkable clinical response rates have been observed with targeted therapies in selective patient populations, while in a subset of a broad range of tumors, immuno-oncology products have demonstrated durable responses and possible cures. Although true breakthroughs have been achieved, often only a very narrow segment of the patient population can be treated or are responsive to these novel therapies. Hence, there remains a significant unmet medical need for a majority of tumor types including charged tumors in which we intend to develop FLX475 either as single agent or in combination with immune checkpoint inhibitors such as pembrolizumab or other agents.

A Large Proportion of Multiple Tumor Types are Charged

*	Based on 2012 Globocan registries 5-year prevalence (2008-2012 estimates)
**	Data from in-house analysis
***	Worldwide prevalence
****	Based on 2018 Globocan registries 5-year prevalence (2013-2018 estimates)

Non-Small Cell Lung Cancer

NSCLC is the most common type of lung cancer, representing 84% of all lung cancer cases in the United States. Squamous cell carcinoma (“NSCLC Sq.”), adenocarcinoma (“NSCLC Ad.”) and large cell carcinoma are all subtypes of NSCLC. Lung cancer is the leading cause of cancer death for both men and women. In 2019, an estimated 142,670 people in the United States will die from lung cancer. There are approximately 228,000 diagnoses of lung cancer annually in the United States. Despite the availability of numerous available therapies, the prognosis remains poor, with an overall five-year survival rate for all patients diagnosed with NSCLC as low as 19.4%.

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

Immunotherapies that target PD-1 or the PD-1 ligand (“PD-L1”) (e.g., pembrolizumab, nivolumab and atezolizumab) have recently been approved for the treatment of patients with advanced or metastatic NSCLC either alone (for previously untreated or treated patients) or in combination with chemotherapy (for previously untreated patients). While treatment with these immunotherapy agents in NSCLC has resulted in promising activity ranging from approximately 15-30% overall response rates in previously treated patients to approximately 40-60% response rates in combination with chemotherapy in previously untreated patients. However, approximately 50-80% of patients do not respond to these therapies, indicating significant unmet medical need remains.

Triple-Negative Breast Cancer

Breast cancer is the most common type of invasive cancer among women and the second leading cause of cancer death. The Centers for Disease Control and Prevention (“CDC”) estimates that there are approximately one million women in the United States living with breast cancer that have been diagnosed within the past five years. In 2019 there will be an estimated 271,270 new diagnoses and 42,260 breast cancer deaths in the United States and 12.4% of women will develop breast cancer in their lifetime. Effective therapies have been developed that target tumors containing at least one of three protein receptors: estrogen receptor, progesterone receptor and human epidermal growth factor receptor 2 (“HER2”).

Approximately 15% to 20% of breast cancers, however, do not express any of these three receptors and are referred to as triple-negative breast cancer (“TNBC”). These tumors have a more aggressive phenotype and a poorer prognosis due to the high propensity for metastatic progression and absence of specific targeted treatments. Prior to the anti-PD-L1 approval, the only approved targeted therapy for TNBC was olaparib (marketed as Lynparza) for the small minority of patients with mutations in the BRCA1 or BRCA2 genes. The five-year survival rate for TNBC has been reported to be 62.1%.

However, there is also potential for immuno-oncology agents in TNBC based on its high tumor mutation burden and the finding of elevated levels of PD-L1 in up to 26% of primary TNBCs. Treatment of previously untreated metastatic TNBC patients can result in approximately 20-25% response to PD-(L)1 checkpoint inhibitors. The anti-PD-L1 antibody atezolizumab (marketed as Tecentriq) was granted accelerated approval in combination with chemotherapy for the initial treatment of women with advanced TNBC expressing PD-L1. However, in previously treated TNBC, response rates to anti-PD-L1 agents alone have generally been less than 10%, representing substantial need for novel and improved therapies for advanced or metastatic TNBC.

Head and Neck Squamous Cell Carcinoma

HNSCC represent a broad category of cancers that arise from different tissues that have been grouped anatomically in the head and neck region. HNSCC accounts for about 4% of all cancers in the United States with an estimated 53,000 new cases and 10,860 deaths in 2019. The five-year survival rate for people with head and neck cancer varies and depends on several factors making an overall five-year survival rate difficult to track accurately. Most cases of HNSCC are considered to be related to use of tobacco or alcohol or to exposure to HPV.

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

Nasopharyngeal Cancer

NPC is a cancer that forms in the tissues of the nasopharynx which is the upper part of the throat behind the nose. It is estimated that approximately 129,000 NPC patients worldwide were diagnosed and 72,900 NPC patients died in 2018. Approximately 39% of patients are diagnosed with late-stage NPC, in which the five-year survival rate is 38%. While there is no known cause of NPC, EBV is associated with a vast majority of cases.

Standard treatment for NPC involves radiation therapy, chemotherapy and surgery. There is some evidence that NPC can be treated with immuno-oncology agents. A Phase 1b trial in patients with recurrent or metastatic NPC found an objective response rate of 26% with the PD-1 inhibitor pembrolizumab. While promising, novel therapies for NPC are still needed to improve overall responses and prolong survival.

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

Non-Hodgkin Lymphoma

NHL, another cancer of the lymphatic system, is not a single disease but rather a group of cancers affecting cells of the immune system. Although the various types of NHL have common elements, they differ in other areas, including their appearance under the microscope, their molecular features, their growth patterns, their impact on the body and treatment. According to the National Cancer Institute, in the United States approximately 74,200 patients were diagnosed with NHL in 2018 and 19,910 patients died as a result of NHL in 2018. The five-year survival rate is 71.4%. While there is no direct cause of NHL, it is generally linked to a weakened immune system and begins when the body produces too many abnormal lymphocytes.

There is a wide range of therapies available for the treatment of NHL depending on the subtype of the disease, its aggressiveness and the patient’s overall health. These include chemotherapy, radiation therapy, immunotherapy such as monoclonal antibodies, checkpoint inhibitors and chimeric antigen receptor T cells (“CAR-T cells”), targeted therapies and stem cell transplantation. Depending upon the analysis and subtype, EBV has been associated anywhere from less than 10% to greater than 90%, or approximately 12% of NHL, on average.

Cervical Cancer

Cervical cancer begins with abnormal changes in the cervical tissue. In the United States, 13,170 patients are estimated to be diagnosed with cervical cancer in 2019 with cervical cancer leading to 4,250 deaths. The five-year survival rate is 65.8%. Cervical cancer is almost always associated with the presence of HPV.

Advanced cervical cancer is treated by chemotherapy or radiation therapy. Pembrolizumab has been approved in those patients that express PD-L1 based on a Phase 2 trial in which the response rate was 14.3%. While the approval of pembrolizumab has been an advance in the treatment of cervical cancer, over 80% of patients do not respond to this therapy, indicating significant room for improvement.

Our Oncology Solution: FLX475

FLX475 is an oral small molecule that is designed to selectively inhibit the migration of immunosuppressive Treg into tumors while sparing Treg in healthy tissues and without negatively impacting effector immune cells. Treg represent a dominant pathway for downregulating the immune response. Many current approaches to deplete Treg in the tumor have resulted in systemic Treg depletion, and such approaches been associated with serious safety issues (such as autoimmunity). In addition, these approaches have been associated with the depletion of effector immune cells, which has the potential to limit their efficacy.

We will initially develop FLX475 in charged tumors, in which we believe there remains significant unmet medical need. In preclinical studies, our drug candidate appears to selectively restore the immune response within the tumor microenvironment (“TME”) without systemically depleting T cells. We believe FLX475 has attractive characteristics for use as a single agent and in combination regimens with a variety of both conventional and immune-based therapies given its favorable safety profile observed in preclinical studies and early-stage clinical studies, as well as the synergistic nature of its mechanism of action as demonstrated in preclinical mouse models.

In a Phase 1 clinical trial in 104 healthy volunteers, FLX475 was well tolerated and demonstrated dose-dependent inhibition of CCR4 with no observed immune-related adverse events or significant clinical adverse events. We are currently conducting a Phase 1/2 trial of FLX475 as a monotherapy and in combination with pembrolizumab. The Phase 1 portion of the study is a standard dose escalation study intended primarily to evaluate safety, pharmacokinetics and pharmacodynamics in patients with multiple tumor types including some that may be “charged.” The Phase 2 portion of the trial is evaluating FLX475 as a monotherapy and in combination with pembrolizumab specifically in patients with several types of “charged” tumors, which represent cancer types we believe are most likely to respond to FLX475. In November 2020, we disclosed initial observations from four of eight cohorts in the Phase 2 portion of the trial that demonstrated clinical activity of FLX475 as a monotherapy as well as in combination with pembrolizumab, which we believe establishes initial clinical PoC for FLX475.

FLX475 Preclinical Data

We evaluated the mechanism of action as well as the antitumor activity of FLX475 (or a preclinical tool CCR4 antagonist) in two kinds of preclinical mouse tumor models representing the human equivalent of (i) a “charged” tumor and (ii) tumors that accumulated Treg in the TME following checkpoint inhibitor treatment.

FLX475 Inhibition of Treg in a Mouse Model of a Charged Tumor

Immunosuppressive Treg migrate towards CCL17 and CCL22, which are often found to be elevated in the TME. FLX475 inhibited in a dose-dependent manner CCL22- and CCL17-induced migration of Treg in cellular in vitro migration assays. In the Pan02 mouse tumor model (representing a charged tumor), dosing of FLX475 prevented migration of Treg into established tumors in a statistically significant and dose-dependent manner (p < 0.01). In two independent studies, a dose of 10 mg/kg reduced Treg migration by 56% and 78% on average, respectively. Blocking the migration of Treg into tumors also enhanced the activation and increased the number of CD8 T effector cells in a dose-dependent manner with an average 3-fold increase at the 10 mg/kg dose level. The highest level of inhibition of Treg migration and increase in CD8 T effector cells was observed in our preclinical studies at 10 mg/kg given once daily, which achieves concentrations that inhibit 90% of in vitro Treg migration (“IC90”) throughout the dosing period.

Blocking CCR4 with FLX475 Inhibits Treg Migration into the Tumor

CCR4 Antagonist Single Agent Antitumor Activity in a Mouse Model of a Charged Tumor

The antitumor activity of a CCR4 antagonist closely related to FLX475 was assessed in the Pan02 mouse tumor model. Oral administration of the CCR4 antagonist demonstrated single agent reduction in tumor growth, which was statistically significantly different from mice who received vehicle control (p < 0.05) and observed antitumor activity was similar to an immune checkpoint inhibitor. Importantly, the combination of our CCR4 antagonist with the checkpoint inhibitor resulted in enhanced antitumor activity. Analysis of the TME in mice treated with our CCR4 antagonist showed a statistically significant increase in the CD8 : Treg ratio compared to vehicle control and similar activity compared to the checkpoint inhibitor. As with the antitumor activity, the combination of our CCR4 antagonist with the immune checkpoint inhibitor further increased the CD8 : Treg ratio. The increase of the CD8 : Treg ratio demonstrates a shift from an immune-suppressive to an immune-stimulatory environment. This ratio is a well-established biomarker in human clinical trials and has been demonstrated to correlate with clinical outcome.

CCR4 Antagonist: Single Agent Activity in a Mouse Model of a Charged Tumor

CCR4 Antagonism of Treg Migration Following Checkpoint Inhibitor Treatment in Mouse Model of a Non-Charged Tumor

Clinical studies have demonstrated that Treg accumulate in the TME following treatment with conventional therapies such as chemotherapy and radiation, as well as immune-based therapies such as CAR-T cell and checkpoint inhibitor therapies, suggesting that accumulation of Treg is a general adaptive immune response mechanism to treatment. The figure below shows several examples of Treg accumulation in the TME of patients who underwent treatment with CAR-T cell or anti-CTLA-4 immune checkpoint inhibitor therapies. FoxP3 is a marker used to identify Treg. Ipilimumab (Ipi) and tremelimumab (Treme) are both anti-CTLA-4 antibodies.

Accumulation of Treg in the TME is a General Adaptive Immune Resistance Mechanism to Treatment

Accumulation of Treg has also been Observed in Both Post Anti-PD-1 and After Conventional Therapies Such as Radiation or Chemotherapy

To mimic this in a preclinical tumor model, we evaluated FLX475 in the CT26 mouse tumor model, a model that does not express high levels of CCR4 ligands. In our experiments, mice treated with checkpoint inhibitors showed a statistically significant (p < 0.05) increase in the expression of CCR4 ligands with an average increase of 2.9 fold over vehicle control. In addition, in mice treated with checkpoint inhibitors we observed a 1.6-fold increase in the number of Treg that infiltrate the tumor, recapitulating the clinical observations mentioned above. We believe that the increase in the infiltration of Treg upon treatment with the checkpoint inhibitor is representative of one mechanism of resistance seen in patients treated with these inhibitors. Importantly, in these mice experiments we observed that the addition of FLX475 to the checkpoint inhibitor reduced the number of Treg migrating into the TME in a statistically significant manner.

FLX475 Inhibition of Treg Migration Following Checkpoint Inhibitor Treatment in a

Mouse Model of a Non-Charged Tumor

Antitumor Activity of the Combination of a CCR4 Antagonist and Checkpoint Inhibitor in a Mouse Tumor Model

The antitumor activity of a CCR4 antagonist closely related to FLX475 in combination with a checkpoint inhibitor was evaluated in the CT26 mouse tumor model. Single-agent activity of a checkpoint inhibitor resulted in modest antitumor activity and almost no cures. However, the combination of a CCR4 antagonist and a checkpoint inhibitor resulted in statistically significant (p < 0.05) synergistic antitumor activity with 50% of all mice showing complete tumor regression in the experiment shown. In multiple experiments, an average of 39% experienced tumor regression. Mice treated with the combination approach were completely resistant to rechallenge with the same tumor, confirming that the antitumor effect observed during the treatment phase was immune-mediated and associated with long-term immune memory. In our mouse studies, the combination of a CCR4 antagonist with a checkpoint inhibitor demonstrated an increase in the ratio of effector T cells to Treg. Previous studies have shown that this ratio is an indicator of prognosis in many cancers, including ovarian cancer, pancreatic cancer, lung cancer, glioblastoma, NHL and melanoma. We believe that the ability of a CCR4 antagonist to increase this ratio and provide therapeutic benefit will not be limited to a few select cancers, but may have broad implications across many tumor types. The ability of a CCR4 antagonist to prevent Treg migration suggests that combining FLX475 with a checkpoint inhibitor may provide highly effective antitumor activity by potentially deepening or broadening responses compared to checkpoint inhibitor alone.

Antitumor Activity of Our CCR4 Antagonist and Checkpoint Inhibitor

in Combination in a Mouse Tumor Model

Our CCR4 Antagonist Selectively Inhibits Treg Migration into Tumors but not Healthy Tissues

We compared the impact of CCR4 inhibition by a CCR4 antagonist versus a depleting CCR4 antibody on Treg migration into the tumor and healthy tissue in a mouse tumor model. Both our CCR4 antagonist and the depleting antibody led to statistically significant (p<0.05) reductions in Treg that were able to infiltrate the tumor compared to untreated controls. However, in contrast to the antibody, our CCR4 antagonist did not result in depletion or inhibition of migration of Treg in the blood or skin. We believe that the tumor-selective activity of FLX475 will enable reductions in tumor Treg with a decreased likelihood of deleterious adverse events that may result from systemic depletion of all Treg.

Our CCR4 Antagonist Selectively Inhibits Treg Migration into Tumors but Not Healthy Tissues

FLX475: Clinical Trials

FLX475-01: A Phase 1 Clinical Trial of FLX475 in Healthy Volunteers

We completed a placebo-controlled, double-blind dose-escalation Phase 1 clinical trial of FLX475 in 104 healthy volunteers. We designed and conducted the healthy volunteer study in order to (i) rapidly generate PK and receptor occupancy data that allow us to identify a therapeutic dose, (ii) corroborate in humans our observed favorable preclinical safety profile and (iii) allow us to accelerate the dose-escalation portion of our Phase 1/2 study and drive efficiencies in our clinical development going forward. In this Phase 1 study, FLX475 was well tolerated and demonstrated dose-dependent inhibition of CCR4 with no observed immune-related adverse events or significant clinical adverse events.

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

FLX475: Favorable Exposure in Healthy Volunteer Study

CCR4 Target Coverage Exceeded at 75 mg Once Daily Dosing with FLX475

% Inhibition of CCR4 on T reg
Targeted RO =75%
75 mg Once Daily
Targeted Concentration
130 ng/mL
[FLX475], ng/mL
100
80
60
40
20
0
0.1
1
10
100
1000

RO = Receptor Occupancy

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

FLX475-02: A Phase 1/2 Dose Escalation and Expansion Study of FLX475 Alone and in Combination with Pembrolizumab in Advanced Cancer

We are currently conducting a Phase 1/2 trial of FLX475 as a monotherapy and in combination with pembrolizumab. The Phase 1 portion of the study is a standard dose escalation study intended primarily to evaluate safety, pharmacokinetics and pharmacodynamics in patients with multiple tumor types including some that may be charged.

FLX475 Phase 1 Dose Escalation

We reported results from the Phase 1 portion of the trial in November 2020. A total of 37 patients with cancers of different types were enrolled. Nineteen patients were treated with one of four doses (25 mg, 50 mg, 75 mg or 100 mg once daily) of FLX475 monotherapy and 18 were treated with one of three doses (50 mg, 75 mg or 100 mg once daily) of FLX475 in combination with the standard dose of pembrolizumab. The Phase 1 results showed FLX475 had a favorable safety profile, with no maximum tolerated dose reached. Two dose-limiting toxicities (“DLTs”) of asymptomatic QTc prolongation were observed in the monotherapy cohorts, one in the 75 mg cohort and one in the 100 mg cohort. No DLTs were observed in the Phase 1 combination cohorts. Based on the Phase 1 data, 100 mg was selected as the recommended Phase 2 dose for both the monotherapy and combination therapy cohorts.

Drug exposures were roughly dose-proportional and consistent with the previous Phase 1 study in healthy volunteers. The majority of patients on the 75 mg daily dose reached the targeted exposure level. Receptor occupancy of CCR4 on Treg was also proportional to FLX475 exposure levels and consistent with that previously observed in healthy volunteers.

FLX475 Phase 1 Pharmacokinetic Data

FLX475 (ng/mL)
500
400
300
200
100
0
0
5
10
15
20
25
Days
25 mg
50 mg
75 mg
100 mg

FLX475 Phase 1 Receptor Occupancy Data

HV Cohorts
Cancer Patients
% Inhibition of CCR4 on nTreg
100
50
0
10
100
1000
FLX475 (ng/mL)

In the Phase 1 portion of the trial, of 17 evaluable monotherapy patients, there was one unconfirmed partial response in a patient with relapsed metastatic cervical cancer. Of 14 evaluable patients in the combination cohorts, there were two confirmed partial responses: a patient with NSCLC who had progressed on prior checkpoint treatment (atezolizumab) and who at the time was on study for 18 months of treatment, and a patient with checkpoint inhibitor-naïve urothelial cancer who at the time was on study for over nine months of treatment.

The Phase 2 portion of the Phase 1/2 trial is designed to evaluate FLX475 as a monotherapy and in combination with pembrolizumab specifically in patients with several types of charged tumors, which represent cancer types we believe are most likely to respond to FLX475. The Phase 2 portion of the trial is a gated two-stage design. In the first stage of Phase 2, eight cohorts of at least ten patients each will be dosed with FLX475 as monotherapy or in combination with pembrolizumab. In the four Phase 2 monotherapy cohorts patients will either have NPC or lymphoma confirmed to be EBV+, cervical cancer that is HPV+ or HNSCC that is naïve to checkpoint therapy. In the four Phase 2 combination cohorts, patients will be NSCLC or HNSCC patients who have been previously treated with checkpoint inhibitors or TNBC or HNSCC patients naïve to checkpoint inhibitors. Cohorts in which promising activity is observed will then proceed to Stage 2 to enroll an additional 19 patients.

FLX475 Phase 2 Trial

In November 2020, we reported initial observations from four of the eight cohorts in the Phase 2 portion of the trial: EBV+ lymphoma (monotherapy), NPC (monotherapy), HNSCC (monotherapy and combination). Based on the promising early results from these four cohorts, which we believe provide initial clinical PoC, we selected three indications to expand to Stage 2.

EBV+ Lymphoma

Early data from the first two patients with EBV+ lymphoma treated with FLX475 monotherapy show significant target tumor reduction, including one patient who achieved a durable complete metabolic response and was on study for more than nine months as of November 2020. We decided to expand the EBV+ lymphoma monotherapy cohort to Stage 2 and to initiate a separate expansion cohort in EBV+ lymphoma in combination with pembrolizumab.

Below are images of the screening and on-study positron emission tomography (“PET”) scans from the patient who achieved a complete metabolic response. The patient is a 53-year-old with EBV+ NK/T cell lymphoma, previously treated with chemotherapy followed by progression of disease. Primary lesions noted behind the left ear and in the right thigh (bright signals in brain, kidneys and bladder are normal background) showed significant decrease in signal by 8 weeks of treatment with FLX475, consistent with complete metabolic response, which continued to improve by scan shown at 33 weeks on study. Photographs of the subcutaneous lesion behind the left ear also show significant clinical improvement and visible resolution over the course of treatment.

FLX475 Phase 2 EBV+ Lymphoma Patient PET Scans

FLX475 Phase 2 EBV+ Lymphoma Patient: Change in Subcutaneous Lesion

Checkpoint Inhibitor-Naïve Nasopharyngeal Cancer

As of November 2020, 10 patients with NPC treated with FLX475 monotherapy were evaluable, of which seven exhibited stable disease as best response. Seven of the 10 crossed over to combination therapy where significant clinical activity has been observed. Of the seven patients who crossed over, six were evaluable at the time of the November 2020 disclosure and five of the six were checkpoint inhibitor naïve. All five of the checkpoint inhibitor-naïve patients demonstrated significant tumor shrinkage, with three of these patients showing a partial response (two confirmed and one unconfirmed). Given that the published overall response rate (“ORR”) of pembrolizumab alone in checkpoint-naïve NPC is 26%, the level of activity of combination therapy with FLX475 observed in this limited number of patients is promising. Based on these results, we decided to open a combination cohort in checkpoint inhibitor-naïve NPC to better evaluate the ORR of combination therapy.

Change in Target Lesion Measurements in Nasopharyngeal Cancer Patients after Crossover to FLX475/Pembrolizumab Combination Therapy

CPI Naïve
CPI Experienced
Change From Baseline (%)
Weeks on Study
40
20
0
-20
-40
-60
-80
-100
0
10
20
30
^
^
^
^
uPR
PR
PR

Checkpoint Inhibitor-Naïve Head and Neck Cancer

In November 2020, we disclosed initial observations on two cohorts in the Phase 2 trial with checkpoint-naïve HNSCC patients, one treated with FLX475 monotherapy and one treated with FLX475 combined with pembrolizumab. Of the 10 evaluable patients with head and neck cancers treated with FLX475 monotherapy, five of 10 patients exhibited stable disease as best response. Six of the evaluable patients initially treated with monotherapy crossed over to combination therapy, with one achieving a partial response and a second patient with an unconfirmed partial response. Seventeen patients are enrolled in the separate combination treatment cohort, of which 10 were evaluable as of the November disclosure. Substantial tumor reduction has been observed in four of the 10, including one confirmed complete response and three patients with greater than 20 % tumor reduction. Based on these early results, we have expanded the combination cohort in checkpoint inhibitor-naïve head and neck cancers to Stage 2 to better evaluate the activity of combination therapy.

Best Overall Response in Checkpoint Inhibitor-Naïve HNSCC Patients

Crossover
Combination Cohort
Change From Baseline (%)
180
160
140
120
100
80
60
40
20
0
-20
-40
-60
-80
-100
-22%
PR
uPR
-25%
-25%
-29%
CR

The four Phase 2 cohorts reported in November 2020 included a total of 44 patients and FLX475 demonstrated a favorable safety profile with once-daily oral dosing both as monotherapy and in combination with pembrolizumab, with no new significant safety findings compared to the Phase 1 portion of the trial. For more information regarding the risks associated with our Phase 1/2 clinical trial for FLX475, please see “Risk Factors—Risks Related to Our Business—FLX475 and PRT193 are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability.”

In addition, biomarker data obtained from the patients in the ongoing Phase 1/2 trial may inform the generation of a companion diagnostic that could potentially be used to prospectively select for patients who may be more likely to respond to FLX475 therapy in a future study, thus increasing the chances of a positive trial result and regulatory approval. Our comprehensive biomarker plan includes analysis of the TME in paired biopsies collected before and on treatment. Key biomarkers include (i) CD8 : Treg ratio as detected by immunohistochemistry, (ii) peripheral blood analysis for CCL17 and CCL22 and (iii) exploratory analysis, including immune phenotyping, transcriptomics and T cell clonality. Preliminary data from our measure of CD8 and Treg by IHC indicate an increase in the CD8:Treg ratio in 9 of the 11 patients with paired tumor biopsies from both the Phase 1 and Phase 2 portions of the ongoing Phase 1/2 trial. This suggests activity consistent with our intended mechanism of action and potentially beneficial changes in the TME. For more information regarding the risks associated with our Phase 1/2 clinical trial for FLX475, please see “Risk Factors—Risks Related to Our Business.”

Increases in the CD8:Treg Ratio Observed in Paired Tumor Biopsies from 9 of 11 Patients Treated with FLX475

FLX475
FLX475 + Pembrolizumab
CD8:T_{reg} Ratio
(Log2, Normalized)
3
2
1
0
-1
-2
Screen
On Treatment

Our Lead Inflammation Drug Candidate—RPT193

Our lead inflammation drug candidate, RPT193, selectively inhibits the migration of Th2 cells into inflamed tissues. Th2 cells are known to be drivers of inflammatory diseases such as AD, asthma, chronic urticaria, allergic conjunctivitis, chronic rhinosinusitis and eosinophilic esophagitis. The current standard of care for AD, the first indication for which we are pursuing clinical development, includes topical creams and steroids as well as the injectable biologic, dupilumab. Dupilumab was approved for moderate to severe AD in 2017 and for moderate to severe asthma in late 2018, and achieved worldwide net sales in$3.9 billion 2020. Despite recent progress in the treatment of inflammatory diseases, including AD, we believe there remains a significant unmet need for a safe, oral treatment with an attractive efficacy profile. We believe RPT193, if approved, could fill this unmet need. We are currently conducting a randomized placebo-controlled Phase 1b trial of RPT193 in AD patients and we anticipate results from this trial could provide clinical PoC in AD and other Th2-driven inflammatory diseases.

RPT193 is chemically distinct from FLX475, our CCR4 antagonist for oncology, and has demonstrated a safety profile both in preclinical studies and in healthy volunteers that suggests it would be well tolerated for chronic dosing in non-oncology indications.

We hold worldwide rights to RPT193 and have submitted patent applications with respect to RPT193 that, if issued, would be scheduled to expire in 2039 (not including any applicable extensions, if approved). We own a granted US patent covering the composition of matter of RPT193.

Background—Th2 Cells and Inflammatory Disease

Th2 cells express high levels of CCR4 and are clinically validated drivers of inflammatory diseases along the atopic march, which include AD, asthma, chronic urticaria, allergic conjunctivitis, rhinosinusitis and eosinophilic esophagitis. When a pathogen comes into contact with the skin or mucosal lining of the nose or lungs, an immune response is triggered. It is believed that innate immune cells and antibodies that recognize the pathogen initiate a release of inflammatory cytokines, leading to the recruitment of other immune system components, including Th2 cells. Th2 cells secrete inflammatory cytokines, such as interleukin 4 (“IL-4”), interleukin 5 (“IL-5”) and interleukin 13 (“IL-13”). While this Th2 response may be highly effective against foreign pathogens, particularly parasites, sometimes the body overreacts to benign substances in this way, resulting in a significant and presumably unnecessary influx of Th2 cells, leading to conditions along the atopic march.

RPT193 Acts on a Well-Validated Th2 Pathway in AD and Asthma

At a cellular and molecular level, the Th2 response is initiated and sustained when Th2 cells are recruited to the site of inflammation by the binding of CCL17 and CCL22 to CCR4. Patients suffering from AD and other inflammatory diseases have significantly elevated levels of both CCL17 and CCL22, suggesting that inhibiting the ability of these chemokines to bind to CCR4 may prevent migration of Th2 cells into these inflamed sites, thus reducing inflammation.

CCR4 Ligands (CCL17 and CCL22) are Significantly Elevated in AD

10000
1000
100
10
Serum Level (pg/ml)
p<0.0001
p<0.0001
CCL22
CCL17
Chemokine Measured
Healthy
Atopic Dermatitis

Thijs et al. Journal of Allergy and Clinical Immunology, 2018, supplemental data

CCL17 and CCL22 levels have been found to strongly correlate with the severity of many inflammatory diseases, including AD. Dupilumab works by blocking the receptor for IL-4 and IL-13, two of the cytokines produced by Th2 cells, leading to a reduction in the level of inflammation. Dupilumab also indirectly leads to reductions in the level of CCL17, thus breaking the Th2-driven inflammatory cycle. We believe that inhibition of the CCR4 receptor will block the migration of Th2 cells into these inflammatory sites, leading to reductions in inflammation thereby blocking the secretion of IL-4, IL-5 and IL-13 before they can induce tissue damage.

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

AD Emerging Standard of Care

There are two key recent developments within the AD treatment landscape that will shape the standard of care in the future: (i) the approval of the biologic agent dupilumab for moderate to severe AD in 2017 and (ii) the clinical progress of the class of oral Janus kinase (“JAK”) inhibitors, several of which are in late-stage clinical development and are anticipated to reach the market by 2021.

Dupilumab is an approved biologic for AD targeting the Th2 pathway. Dupilumab prevents T cell activation and amplification of proinflammatory signaling pathways by blocking the IL-4 receptor alpha, (“IL-4Ra”), preventing IL-4 and IL-13 binding. Approximately 36% of patients receiving weekly or biweekly injections of dupilumab achieved significant improvement in disease symptoms. Dupilumab was approved for moderate to severe AD in the United States and Europe in 2017. Worldwide net sales of dupilumab were $3.9 billion in 2020, highlighting the growing demand for safe and effective systemic treatments of AD.

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

Overview of Other Diseases Along the Atopic March

In addition to AD, a number of inflammatory diseases are characterized by an inflammatory response to cytokines produced by Th2 cells. These diseases include allergic asthma, chronic urticaria, chronic rhinosinusitis, allergic conjunctivitis and eosinophilic esophagitis.

Asthma

Asthma is a chronic inflammatory disease of the airways characterized by intermittent airway obstruction, swelling and mucus hyperproduction, which can result in coughing, wheezing and difficulty breathing. Allergic asthma is triggered by the inhalation of allergens including dust, pollen and dander. An estimated 25.2 million individuals in the United States have asthma, with allergic asthma as the most common subtype, constituting approximately 80% of asthmatic children and approximately 60% of asthmatic adults. Asthma is driven by both Th2 allergic and Th17 autoimmune mechanisms. An estimated 40% to 50% of patients with asthma fall within the Th2-high subtype characterized by elevated levels of IL-13 and IL-5.

Standard treatment of asthma includes inhaled rapid-acting beta2-agonists for the treatment of acute symptoms and daily low-dose inhaled corticosteroid (“ICS”) monotherapy as a first-line maintenance treatment. Anti-immunoglobin E (“Anti-IgE”) monoclonal antibody omalizumab and IL-4Ra antagonist dupilumab can be prescribed for individuals with asthma who are uncontrolled on ICS therapy. While these therapies are generally effective, they are administered via injection and their targets are downstream of CCR4, presenting a market opportunity for an oral, upstream alternative.

Chronic Urticaria

Chronic urticarias (“CUs”) are a group of skin conditions including chronic spontaneous urticaria (“CSU”), cholinergic urticaria (“CLU”) and symptomatic dermographism that are characterized by hives, redness, itching and swelling, lasting for greater than six weeks. The trigger for CSU is unknown. CLU, however, is triggered by increases in body temperature and symptomatic dermographism by physical contact with the skin by exogenous mechanical stimuli. Symptoms result from the degranulation of dermal mast cells, and IgE signaling likely contributes to inappropriate mast cell activation. Urticaria affects 15-20% of the population at some point during their lifetime, with approximately 30% of urticaria patients experiencing recurring episodes.

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

Chronic Rhinosinusitis

Chronic rhinosinusitis (“CRS”) is a disease characterized by sinonasal mucosal inflammation, which results in facial pain/pressure, nasal drainage, nasal obstruction and reduction or loss of smell, for at least 8-12 consecutive weeks. Confirmation of the disease using an objective measure such as a nasal endoscopy or CT scan is required, given lack of symptom specificity. It is believed that approximately 5-15% of the general population experiences CRS, however, the prevalence of doctor-diagnosed CRS was found to be 2-4%. There is wide belief that CRS is a heterogeneous condition and that the causes of inflammation are diverse and multifactorial, involving overlap between both host and environmental triggers.

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

Eosinophilic Esophagitis

Eosinophilic esophagitis is a chronic inflammatory disease of the esophagus. It is estimated that eosinophilic esophagitis affects at least 150,000 people in the United States. Studies from Western Europe, Australia and North America estimate prevalence to be 50-100 cases per 100,000 persons. Eosinophilic esophagitis is caused by the presence of a large number of eosinophils in the esophagus, which stems from many factors such as immune hypersensitivity, environmental proteins and genetics.

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

Our Inflammatory Disease Solution: RPT193

While there are marketed injectable biologics, as well as oral drug candidates and injectable biologics in clinical development, we believe there is an unmet need in the treatment landscape for a safe and efficacious oral therapy for the long-term treatment of AD.

RPT193 is an oral, small molecule CCR4 antagonist designed to block the migration of inflammatory Th2 cells into inflamed tissues. In an in vitro chemotaxis assay, RPT193 was shown to block CCL22-induced chemotaxis of human Th2 cells with an IC50 of ~370 nM. For comparison, two CCR4 antagonists from the published literature, AZD2098 and GSK2239633, both exhibited chemotaxis IC50 of >3µM when assayed head-to-head in the same in vitro experiment.

CCL22-Induced Th2 Chemotaxis

In preclinical studies, oral administration of RPT193 resulted consistently in statistically significant (p < 0.05) reduction of inflammation in allergic skin and airway inflammation models. We believe RPT193, if approved, could fill an unmet medical need for the treatment of allergic disorders with the convenience of once daily oral dosing.

RPT193 Preclinical Data

RPT193 has demonstrated the ability to block the migration of mouse and human Th2 cells in vitro and in vivo and has demonstrated activity in multiple preclinical mouse models of AD and asthma. The observed activity in preclinical mouse models was similar to that of commercially available anti-mouse IL-13 and anti-IL-4 receptor antibodies, which we believe are representative of the class of biologics such as lebrikizumab, dupilumab and others targeting Th2-derived cytokines such as IL-4 and IL-13. We believe that the results observed in these models demonstrate the clinical potential to treat a number of Th2-driven diseases along the atopic march in humans.

RPT193 Activity in Preclinical Model of AD

In a mouse model of AD, repeated systemic sensitization to ovalbumin (“OVA”) induces a Th2 response leading to increased expression of Th2 cytokines IL-4, IL-5 and IL-13 in the allergen-exposed skin. This leads to broad inflammation, deposition of collagen and skin thickening. Oral treatment of RPT193 in mice that have been sensitized to OVA results in a significant decrease in inflammation, as measured by skin thickness of the allergen-challenged ear. The treatment effect with RPT193 was comparable to the systemic treatment with the corticosteroid dexamethasone (“Dex”) which is used as a positive control in these models. The figure below shows the experimental outline and results as measured by the change in (“delta”) ear thickness, determined by the difference in ear thickness between the challenged ear and the unchallenged control ear.

RPT193 Reduces Skin Inflammation in an OVA-Induced AD Model

The activity observed with RPT193 was not only seen in the OVA-AD model, but also in an alternative allergen-induced model of AD. In this model, mice are sensitized using fluorescein isothiocyanate (“FITC”), which induces a strong Th2 cell-mediated response. Sensitized mice are then challenged on the ear with FITC, which leads to inflammation resulting in swelling that is measured as ear thickness. In our studies, mice treated with RPT193 one day prior to FITC challenge had a significant reduction in thickness (p < 0.05 with average reduction ranging from 20% to 42% compared to vehicle group). In a head-to-head experiment in this preclinical mouse model, oral RPT193 showed similar activity to a neutralizing anti-IL-13 antibody (“anti-IL-13”).

RPT193 Reduces Skin Inflammation in a FITC-Induced AD Model

The treatment effect with RPT193 was also observed in a therapeutic model of the Th2-driven FITC AD model. In the therapeutic model, mice receive treatment 24 hours following the allergen challenge when significant ear inflammation was already observed. Oral administration of RPT193 resulted in a statistically significant reduction in ear thickness compared to treatment control (p < 0.05 with average reduction ranging from 42% to 54%). When comparing to the respective vehicle or isotype control, RPT193, anti-IL-13 antibody and an anti-IL-4R antibody had similar effects. Therefore, the treatment effect of once daily dosing of RPT193 was comparable to that observed with the systemic administration anti-IL-13 and anti-IL-4R antibodies.

RPT193 Reduces Skin Inflammation in a Therapeutic Th2-Driven AD Model

Once-daily oral administration of RPT193 also resulted in a statistically significant reduction of Th2 cell migration in the inflamed skin tissue in vivo (p < 0.0001). Mice received either vehicle control or once daily oral administration of RPT193. In vitro differentiated mouse Th2 cells were adoptively transferred on day 7 following the first allergen challenge at which time significant ear inflammation was observed. Mice received four additional allergen challenges before immune cells were isolated from the skin. The Th2 cells that migrated into the inflamed tissue were enumerated by using a marker that is only present on the adoptively transferred Th2 cells.

RPT193 Reduces Migration of Th2 cells in Atopic Dermatitis Model

RPT193 Efficacy in a Preclinical Model of Allergic Asthma

In a model of allergic asthma induced by the allergen OVA, mice treated with RPT193 showed significantly reduced immune cell migration into the lungs and reduced Th2-derived cytokines such as IL-5 and IL-13, which are drivers of the disease. Analysis of bronchoalveolar lavage fluid (“BALF”) taken from the lungs of the mice showed dose-dependent decreases in both IL-5 and IL-13. Not unexpectedly, anti-IL-13 had no effect on levels of IL-5 in the BALF. The reduction of the cellular infiltrate and the level of Th2-derived cytokines in the BALF supports the hypothesis that RPT193 was effective in reducing migration of Th2 cells into the lungs as evidenced by lowered overall allergic inflammation.

RPT193 Shows Evidence of Broader Activity than Anti-IL-13

RPT193 Reduces Levels of CCL17 and CCL22 in the BALF in a Preclinical Model of Allergic Asthma

In this OVA model of allergic asthma, mice treated with RPT193 showed statistically significant decreases in the levels of CCL17 and CCL22 (p<0.05 at high dose of RPT193) chemokines that are secreted by inflamed cells that serve to recruit Th2 cells. This observation suggests that RPT193 is not only able to directly block Th2 cell recruitment, but that by doing so, the level of overall inflammation is decreased, reducing the secretion of these cytokines and the further recruitment of Th2 cells. Reduction of the CCR4 ligands, CCL17 and CCL22, has also been observed in patients treated with other Th2-targeting approaches, such as dupilumab, demonstrating the clinical relevance of our preclinical findings with RPT193.

RPT193 Reduces CCR4 Ligands in the BALF

RPT193 Reduces the Immune Cell Infiltrate in the BALF in a Preclinical Model of Allergic Asthma

Mice treated with RPT193 in an allergic asthma model showed reduction in multiple classes of immune cells in the BALF, including eosinophils, neutrophils and lymphocytes. These reductions are all consistent with the broad anti-inflammatory action that RPT193 can induce by blocking Th2 cell migration. This prevents one of the earliest steps in the inflammatory cascade resulting in profound effects on multiple downstream components of the immune system and inflammatory response. The reduction of eosinophils in the BALF was comparable to the anti-IL-13 antibody. However, deeper reduction in neutrophil and lymphocyte counts were observed with RPT193, suggesting a potentially greater impact on the disease compared to other Th2-targeting approaches.

RPT193 Shows Evidence of Broader Activity than Anti-IL-13:

Neutrophil and Lymphocytic Infiltration

We believe the overall activity of RPT193 in this OVA-induced asthma model suggests that RPT193, if approved, could fill an unmet medical need for the treatment of allergic disorders and as an orally available therapy, could represent a significant advantage over biologics, which require regular injections.

RPT193: Clinical Trials

We initiated a first-in-human Phase 1a/1b trial in August 2019. We have completed the Phase 1a portion of the trial, which was in healthy volunteers and focused on safety. We are currently conducting the randomized placebo-controlled Phase 1b portion in patients with AD and we anticipate results from this Phase 1 trial could provide clinical PoC in AD and additional Th2-driven allergic indications.

The following graphic outlines the design of our Phase 1a/1b trial and potential plans for subsequent Phase 2 trials.

RPT193: Phase 1a/1b Clinical Trial Design

The Phase 1a portion of the trial was a standard single and multiple dose escalation (“SAD/MAD”) study and the blinded safety, pharmacokinetic, and pharmacodynamic data from this Phase 1a trial have demonstrated the ability to achieve target drug levels and receptor occupancy with an acceptable safety profile using once-daily dosing of RPT193 in healthy volunteers. The following graphic illustrates preliminary MAD pharmacokinetic and pharmacodynamic data from the Phase 1a study in healthy volunteers.

Phase 1a HV Data* Supports Once-Daily Dose

*	Data from 56 dosed healthy volunteers

The following graphic outlines the design of our proposed Phase 2b trial in AD to be conducted subsequent to the successful completion of the Phase 1a/1b trial.

RPT193: Future Phase 2b Double-Blind, Placebo-Controlled Trial for AD

BSA = Body Surface Area

IGA = Investigator Global Assessment

Our HPK1 Program

Hematopoietic progenitor kinase 1 (“HPK1”) is a negative regulator of T cell activation, and the inhibition of HPK1 has the potential to enhance T cell function and the endogenous antitumor response alone or in combination with other immuno-oncology (“IO”) therapies. We identified HPK1 as a potential target in a computational screen that identified a number of targets, including PD-1 and CCR4. We have demonstrated that inhibition of HPK1 enhanced activation of primary mouse and human T cells in vitro, as well as antigen-specific CD8 T cell effector function in vivo. Oral administration of an HPK1 inhibitor resulted in single agent antitumor activity and complete tumor regression in multiple mice when dosed in combination with a checkpoint inhibitor. We are refining the chemical structure of our lead HPK1 compounds utilizing high resolution crystal structures with the goal of selecting a preclinical development candidate.

HPK1 Inhibition has the Potential to Enhance Various IO Therapies

Preclinical Data

Inhibiting HPK1 In Vitro Enhances Antigen-Specific Stimulation of Mouse CD8 T cells

Stimulation of antigen-specific T cells depends on the strength of the interaction of the T cell receptor with its cognate peptide:MHC complex, costimulatory signals as well as other factors. It has been shown that HPK1 is a negative regulator of T cell stimulation and that activation of HPK1 following T cell receptor (“TCR”) signaling limits the extent of T cell activation, cytokine secretion and proliferation. In our in vitro studies of antigen-stimulated mouse T cells, pharmacologic inhibition of HPK1 resulted in a dose-dependent increase in cytokine-secreting CD8 T cells.

HPK1 Inhibition Enhances Mouse CD8+ T Cell Activation In Vitro

Pharmacologic Inhibition HPK1 Enhances the Induction of Antigen-Specific CD4 and CD8 T Cells In Vivo

In our in vivo studies, pharmacologic inhibition of HPK1 resulted in the enhanced induction of antigen-specific CD4 and CD8 T cells. Mice were vaccinated either in the presence or absence of pharmacologic inhibition of HPK1 and antigen-specific CD4 and CD8 T cell immunity was determined 7 days later. HPK1 inhibition resulted in a two to three-fold increase in antigen specific T cell immunity.

Pharmacologic Inhibition of HPK1 Enhances the Induction of Antigen-Specific CD4+ and CD8+ T Cells In Vivo

Pharmacologic Inhibition HPK1 Enhances Anti-CTLA Antitumor Activity

In a mouse model for colorectal cancer (“CT26”) pharmacologic inhibition of HPK1 alone resulted in modest tumor growth delay and enhanced survival. In combination with an immune checkpoint inhibitor, HPK1 inhibition resulted in complete tumor regression in a subset of mice and significant prolonged survival. Our work confirms the importance of HPK1 for T cell function and supports HPK1 as a promising immuno-oncology target.

Combination of HPK1 Inhibition and Checkpoint Blockade Enhances Antitumor Activity in the CT26 Mouse Tumor Model

Our GCN2 Program

General control nonderepressible 2 (“GCN2”) is stress response kinase that is a fundamental driver of immune suppression and survival of tumor cells under the conditions of metabolic stress typically seen in the TME. As a regulator of metabolic functions, GCN2 has also been implicated in other diseases.

Preclinical studies have shown that the inhibition of GCN2 can result in tumor cell death in vitro and restoration of immune function under these stress conditions. The GCN2 pathway is generally not active in healthy tissue suggesting the potential for a favorable therapeutic index for drugs targeting GCN2. Preclinical in vitro and in vivo studies have demonstrated that inhibition of GCN2 increases T cell proliferation and function in nutrient-deprived conditions, to overcome immune suppression induced by myeloid-derived suppressor cells (“MDSC”) and elicits antitumor responses in animal models.

GCN2: Key Driver of Immunosuppression in the TME

Preclinical Data

Inhibition of GCN2 Restores T Cell Proliferation and Function in Amino-Acid-Limited Conditions and Inhibits MDSC Immunosuppressive Function In Vitro

Low levels of tryptophan in the TME can be immunosuppressive by blocking the activation and proliferation of effector cells. In our in vitro studies, inhibition of GCN2 increased effector T cell proliferation and function under nutrient starvation conditions in a dose-dependent manner to levels comparable to T cell proliferation and function in non-nutrient-deprived conditions. We have shown that GCN2 inhibition can relieve the immunosuppressive effects of tryptophan, arginine and glucose deprivation.

Inhibition of GCN2 Inhibits MDSC Immunosuppressive Function In Vitro

MDSCs are heterogeneous cells found in multiple cancer types that can cause immunosuppression through multiple pathways including the expression of enzymes, such as indoleamine 2,3-dioxygenase that metabolizes tryptophan. In in vitro studies, incubation of activated CD8 T cells with MDSCs lead to statistically significant (p < 0.05) inhibition of T cell proliferation, an effect that is reversed by a GCN2 inhibitor in a dose-dependent manner with T cell proliferation comparable to T cells cultured without MDSC (range 80 to 148% of control).

Inhibition of GCN2 Reverses Suppressive Function of Healthy Donor and Cancer Patient-Derived MDSCs

A GCN2 Inhibitor Demonstrates Single Agent Activity in the CT26 Mouse Tumor Model

In a CT26 mouse tumor model, oral administration of a GCN2 inhibitor led to statistically significant (p < 0.05) reductions in tumor volume when dosed as a single agent. Single agent and combination antitumor activity has been demonstrated in additional mouse tumor models. We believe a GCN2 inhibitor has the potential to stimulate the immune system in multiple tumor types either as a single agent or in combination with conventional or immune-based therapies.

A GCN2 Inhibitor Demonstrates Single Agent Activity in a CT26 Mouse Tumor Model

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

C-C Chemokine Receptor 4 (CCR4) Antagonist Franchise

As of December 31, 2020, our patent portfolio includes five patent families directed to CCR4 inhibiting compounds and their therapeutic uses, three of which are directed to FLX475 and another of which is directed to RPT193, as discussed in more depth below.

FLX475

As of December 31, 2020, with respect to FLX475, we own two issued U.S. patents directed to FLX475 and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases including cancers, one corresponding pending patent application in the U.S. and 16 corresponding pending patent applications in Australia, Brazil, Canada, China, Hong Kong, the European Patent Convention, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, South Africa and Taiwan. Our issued U.S. patents, and any patents that may issue from our pending applications worldwide, are scheduled to expire in 2037, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance or annuity fees. We also own one pending U.S. patent application, one pending Patent Cooperation Treaty (“PCT”) patent application and one pending Taiwan patent application directed to polymorphic forms of FLX475 and formulations thereof. In addition to the composition of matter patent and patent applications described above, as of December 31, 2020, we own one pending U.S. patent application and 16 corresponding pending patent applications in Australia, Brazil, Canada, China, Hong Kong, the European Patent Convention, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, South Africa and Taiwan, all directed to the use of CCR4 antagonists generally, including FLX475 specifically, in therapeutic methods of treating EBV positive cancers. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2038, excluding any additional term for patent term adjustment(s) or extension(s). All of the above-mentioned patents and applications remain in force subject to us making timely payment of all applicable maintenance and annuity fees. Our pending PCT patent application is not eligible to become an issued patent until, among other things, we file a national stage patent application(s) within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such PCT patent application.

RPT193

As of December 31, 2020, with respect to RPT193, we own one granted U.S. patent directed to RPT193 and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases such as immune, inflammatory, metabolic diseases or cancers, two corresponding pending patent applications in the U.S. and 15 corresponding pending patent applications in Australia, Brazil, Canada, China, the European Patent Convention, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, South Africa and Taiwan. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2039, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance and annuity fees.

Our GCN2 Program

As of December 31, 2020, with respect to our GCN2 inhibitor product development, we own one pending U.S. patent application and three corresponding pending patent applications in the European Patent Convention, Japan and Taiwan, all directed to certain compounds in development, pharmaceutical compositions of the same and therapeutic methods of using the same. Any patents that may issue from these pending patent applications are scheduled to expire in 2039, excluding any additional term for patent term adjustment or extension, and assuming payment of all applicable maintenance or annuity fees.

Any of our provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file any non-provisional patent application, we may lose our priority date with respect to any such provisional patent application and any patent protection on the inventions disclosed in any such provisional patent application. With respect to our drug candidates, we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies. We do not currently own any patents or patent applications relating to our proprietary discovery and development engine. Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. We may not be able to obtain patent protections for our compositions, methods of use, dosing and formulations, manufacturing and drug development processes and technologies throughout the world. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States expire 20 years after the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. For more information regarding patent term extensions, please see “Business—U.S. Patent Term Restoration and Marketing Exclusivity” below. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. The patent term may be inadequate to protect our competitive position on our products for an adequate amount of time. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

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

Collaboration and License Agreement

In December 2019, we entered into a Collaboration and License Agreement with Hanmi, a corporation organized under the laws of the Republic of Korea, pursuant to which we granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights. In consideration of such rights, under the agreement we received $10.0 million in an upfront payment and milestone payment, and will be eligible to receive (i) additional contingent payments of up to $108.0 million upon the achievement of specified milestones, consisting of up to $48.0 million based on the dosing of the first patient in a Phase 3 clinical trial in the Hanmi Territory and the filing and approval of a new drug application in the Hanmi Territory and up to $60.0 million based on annual net sales, and (ii) low double-digit royalties on future net sales of FLX475 in the Hanmi Territory. Royalties will be payable on a product-by-product and country-by-country basis for a period commencing with the first commercial sale until the latest of (a) the expiration of the relevant patent right, (b) the expiration of regulatory or data exclusivity granted by the applicable governmental authority, and (c) five years from such first commercial sale (such period being the “Royalty Term” for such product and country); provided that the royalties will be reduced (x) by 50% if the product in question is not covered by a valid claim during the Royalty Term in the applicable country, (y) in connection with a license obtained from such third party in order to develop, manufacture or commercialize FLX475 in the Hanmi Territory and (z) by a percentage dependent on any generic products’ market share in the Hanmi Territory. If we sponsor Phase 3 clinical trials for FLX475 for human cancers, Hanmi will have the right to participate in such trials in the Hanmi Territory. We will supply FLX475 for use in Hanmi’s Phase 2 clinical trials and Hamni will reimburse us for our manufacturing costs. If requested, we will facilitate technology transfer to Hanmi for their manufacture of FLX475 product for Phase 3 trials and commercialization. The term of the agreement will continue until Hanmi’s royalty payment obligations have expired, unless sooner terminated by Hanmi for convenience, safety reasons, if we abandon our development of FLX475 and related products, if we do not consent to Hanmi’s use of FLX475 in any study required by applicable governmental authorities, or breach by us of our representations and warranties under the agreement. The agreement may also be terminated by either party in connection with a material breach by, or insolvency of, the other party. If Hanmi terminates the agreement with cause or for our abandonment of development of FLX475 and related products, material breach or insolvency, Hanmi will retain a perpetual license to certain our intellectual property related to FLX475.

Clinical Trial Collaboration and Supply Agreement

In November 2018, we entered into a clinical trial collaboration and supply agreement with MSD International GmbH, an affiliate of Merck (known as MSD outside the United States and Canada), under which we will conduct a clinical trial evaluating FLX475 as a monotherapy and in combination with pembrolizumab (KEYTRUDA®), Merck’s anti-PD-1 therapy, in patients with advanced cancers. We are the sponsor of the clinical trial and are responsible for the costs of conducting it, and Merck will supply pembrolizumab for use in the clinical trial at no charge to us except that we may be required to reimburse Merck’s manufacturing costs upon certain early termination events. Neither party will have any other obligations to reimburse any costs or expenses incurred by the other party. We retain ownership of the quantities of FLX475 used in the clinical trial and we will own the quantities of pembrolizumab supplied to us by Merck for use in the clinical trial. The agreement provides for joint ownership of any inventions, clinical data and results generated in the clinical trial that relate to the combined use of the two drugs. Merck will solely own any inventions generated in the clinical trial that relate solely to pembrolizumab and all data resulting from testing performed by or on behalf of Merck upon samples collected during the clinical trial. We will solely own any inventions generated in the clinical trial that relate solely to FLX475, clinical data resulting from the use of FLX475 as a monotherapy, and from all data resulting from testing performed by or on behalf of us upon samples collected during the clinical trial. The term of the agreement will continue until delivery of the final report for the clinical trial, provided that either party may terminate the agreement due to the other party’s uncured material breach, a violation of anti-corruption obligations, patient safety concerns, regulatory action that prevents supply of such party’s compound, or such party’s termination of its compound’s development or withdrawal of its compound’s regulatory approval. Merck may also terminate the agreement if we fail to make any changes to the clinical trial protocol regarding the use of pembrolizumab that are reasonably requested by Merck to address any concern raised by Merck that pembrolizumab is being used in the clinical trial in an unsafe manner.

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

If approved, FLX475 will compete with current therapies approved for the treatment of cancer, particularly immuno-oncology. Potential immuno-oncology therapeutics are being developed or marketed by many large and specialty pharmaceutical and biotechnology companies such as Merck, Bristol-Myers Squibb, Novartis, AstraZeneca, Pfizer and Roche/Genentech. Additionally, there is one approved CCR4-targeting Treg-depleting antibody, mogamulizumab developed by Kyowa Hakko Kirin, as well as other Treg-targeting agents currently in early development by companies such as ChemoCentryx, Tusk/Roche and Agenus/Gilead.

RPT193 is a CCR4 antagonist intended to treat inflammatory disease, including AD and other diseases along the atopic march. If approved for AD, we will face branded competition from dupilumab (marketed by Regeneron and Sanofi as Dupixent), a biologic recently approved. In addition, there are several companies developing treatments that may be approved for AD, including large pharmaceutical and biotechnology companies such as Pfizer, Sanofi, Lilly, Incyte, AbbVie and LEO Pharma.

There are several large and specialty pharmaceutical companies, as well as biotechnology companies with marketed or late-stage assets targeting the Th2 pathway along the atopic march, which includes Amgen, AstraZeneca, Chiesi Farmaceutici, GSK, Novartis, Roche, Sanofi and Teva Pharmaceuticals.

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

Government Regulation

Our business activities are subject to various laws, rules and regulations of the United States as well as of foreign governments. Compliance with these laws, rules and regulations has not had a material effect upon our capital expenditures, results of operations or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to product development and approval, business acquisitions, healthcare, consumer and data protection, employee health and safety and taxes, could have a material impact on our business in subsequent periods. Refer to the sections captioned “Risk Factors” under Part I, Item IA and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 for a discussion of these potential impacts.

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drug products such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our drug candidates.

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

•

Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the NDA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the drug candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Expedited Development and Review Programs

The FDA offers several expedited development and review programs for qualifying drug candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once an NDA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property protection, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Even if favorable coverage and reimbursement status is attained for our drug candidates, once approved, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system. The biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives For example, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There have been executive and Congressional efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. For example, the Trump administration issued several executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, Congress enacted the Tax Cuts and Jobs Act of 2017, or the Tax Act, which, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet to rule on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and will remain in effect through 2030 unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020 through March 31, 2021 by COVID-19 relief legislation. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers have been delayed pending review by the Biden administration. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

There has also been a recent trend of increased federal and state regulation of payments and other transfers of value made to physicians and other healthcare providers. The ACA, through the Physician Payments Sunshine Act, imposed new reporting requirements on drug manufacturers for payments and other transfers of value made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Drug manufacturers are required to submit annual reports to the government and these reports are posted on a website maintained by CMS. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security requirements that may impact the way in which we conduct research and operate our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as individuals and entities that provide services on behalf of a covered entity that involve individually identifiable health information, known as business associates, as well as their covered subcontractors. In addition, we may be directly subject to certain state laws concerning data privacy and security. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA took effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended in September 2018 and November 2019, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Existing state laws governing the privacy and security of personally identifiable information, and, in some states, health information, impose differing requirements, thus complicating our compliance efforts.

If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, additional reporting obligations and oversight obligations, and the curtailment or restructuring of our operations.

Human Capital Resources

In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make our Company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections among our employees.

As of December 31, 2020, we had 68 employees, including 55 in research and development and 13 in general and administrative functions. As of December 31, 2020, 28 of our full-time employees had completed a Ph.D. or other advanced science or medical degree. We believe our employee relations are good.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having our employees work from home or remotely.

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include competitive compensation packages, a 401(k) Plan, healthcare and insurance benefits and family leave, among others.

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

Item 1A.	Risk Factors.

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

We are a clinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $52.9 million and $43.0 million for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $214.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we have successfully completed preclinical studies and a Phase 1 clinical trial with healthy volunteers for FLX475, are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors and have completed the initial Phase 1a single and multiple dose escalation cohorts of healthy volunteers of a Phase 1a/1b trial of RPT193, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for FLX475, RPT193 or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of FLX475, RPT193 or any other potential drug candidates.

FLX475 and RPT193 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received FLX475 and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by FLX475, or that the responses were spontaneous and unrelated to either FLX475 or pembrolizumab. Additionally, although RPT193 has shown activity in several preclinical models and we have completed the initial Phase 1a single and multiple dose escalation cohorts of healthy volunteers of a Phase 1a/1b trial of RPT193, there is no guarantee that we will be able to proceed with clinical development of RPT193 or that it will benefit patients. Even though we have designed and selected our drug candidates to achieve an intended biological effect and to avoid certain others, and even if we have demonstrated this effect in preclinical models, there can be no assurance that the effect will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage biopharmaceutical companies such as ours.

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

We have completed a Phase 1 clinical trial with healthy volunteers for FLX475 and are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. In addition, we have completed the initial Phase 1a single and multiple dose escalation cohorts of healthy volunteers of a Phase 1a/1b trial of RPT193. We may ultimately discover that neither FLX475 nor RPT193 possesses certain properties that we currently believe are therapeutically effective or safe. For example, although RPT193 has exhibited encouraging results in preclinical models of atopic dermatitis and allergic asthma, it may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on RPT193. If FLX475, RPT193 or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In response to the public health directives and orders implemented in response to the COVID-19 pandemic, in March 2020 we transitioned to a remote working environment with limited lab operations. We re-started all lab operations and most of our lab-based personnel and certain essential personnel returned to work at our facility in the second quarter of 2020. However, all other personnel are still working remotely. We do not know if and when we may have to close our laboratories and office location, or when our facility will reopen for all personnel. The COVID-19 containment measures, including travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns, have disrupted and may continue to disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been affected and may continue to be affected by the COVID-19 pandemic. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic. Depending on the duration and severity of the pandemic, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be impaired and would adversely impact our clinical trial operations.

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

The COVID-19 global pandemic continues to evolve. The potential impacts of the COVID-19 pandemic on us and third parties with whom we conduct business, including on our clinical studies and related timelines, as well as our preclinical activities, will depend on future developments that are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, containment measures and other limitations and restrictions, business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects, which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. Developing our drug candidates and conducting clinical trials for the treatment of cancer, inflammatory diseases and any other indications that we may pursue in the future will require substantial amounts of capital. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2020, we had $111.5 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic. We cannot predict how difficult it will be to enroll patients for our clinical trials or whether we will be able to meet our anticipated timelines to provide initial data. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

Our understanding of the number of people who suffer from certain types of cancers and inflammatory diseases that FLX475 and RPT193, respectively, may have the potential to treat is based on estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future drug candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may be further reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from FLX475 or RPT193.

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

As of December 31, 2020, we had 68 full-time employees. Our focus on the development of FLX475, RPT193 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

We and our current and any of our future collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”)), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

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

We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors, as well as a Phase 1b clinical trial of FLX193 in patients with atopic dermatitis. We may experience delays in initiating or completing our clinical trials. For example, in March 2020 we paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. While Congress has not passed comprehensive repeal legislation, it enacted the Tax Cuts and Jobs Act of 2017, or the Tax Act, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, that is commonly referred to as the ‘‘individual mandate.’’ Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. In December 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA and, therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet to rule on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and remain in effect through 2030, unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020 through March 31, 2021 by COVID-19 relief legislation. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers have been delayed pending review by the Biden administration. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

If we or potential future partners, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

Healthcare providers and third-party payors, among others, will play a primary role in the prescription and recommendation of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

HIPAA, as amended by HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, reporting on payment and transfers of value provided in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse-midwives will also be required; and

•

analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third-party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including criminal and significant civil monetary penalties, damages, fines, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use our future products, if any, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. We plan to develop, either by ourselves or with collaborators, in vitro companion diagnostic tests for our drug candidates for certain indications. We, or our collaborators, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our drug candidates, once approved. The failure to obtain coverage reimbursement for the companion diagnostic tests may hinder our ability to commercialize our product candidates, once approved.

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

General Risk Factors

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

Based on the beneficial ownership of our capital stock as of December 31, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our common stock. As a result, these stockholders, if acting together, will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

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

Our net operating loss carryforwards (“NOLs”) could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law on March 27, 2020, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income. Our existing NOLs or credits may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs or credits could be further limited by Section 382 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Business,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits.

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

Holders of Record

As of the close of business on March 4, 2021, there were 47 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Price Performance Graph

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in oncology and inflammatory diseases. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. We have discovered and advanced into clinical development two unique drug candidates each targeting C-C motif chemokine receptor 4 (“CCR4”): FLX475 for the treatment of a range of tumors and RPT193 for the treatment of inflammatory diseases. We are also pursuing a range of targets that are in the discovery stage of development.

Financial Overview

We commenced operations in 2015, and have since devoted substantially all of our efforts and financial resources to building our research and development capabilities, identifying product candidates, undertaking preclinical studies, conducting clinical trials and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of December 31, 2020, we had an accumulated deficit of $214.8 million. We have incurred net losses of $52.9 million and $43.0 million for the years ended December 31, 2020 and 2019, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In February 2020, we completed an underwritten follow-on public offering of 2,500,000 shares of our common stock for net proceeds of $69.8 million. In December 2020, we sold 188,700 shares of common stock for net proceeds of $3.8 million in “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated. As of December 31, 2020, we had cash and cash equivalents and marketable securities of $111.5 million and working capital of $103.9 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

Impact of COVID-19 Pandemic

We have been impacted and may continue to be impacted by the global pandemic of the disease referred to as COVID-19 and the responses by government entities to combat the pandemic. We have been closely monitoring and continue to monitor the impact of COVID‑19 on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, delaying our clinical trials, limiting our employees from coming to work at our facility and delaying services from third-party service providers. Our operations are limited by protocols implemented to protect the health of our employees. Depending on how long the pandemic continues or if it intensifies, it is possible that these or other challenges may have a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing potential impacts to our financial condition and other operations, employees, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to numerous uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

Components of Operating Results

Revenue

Revenue recognized during the periods presented relate to the Collaboration and License Agreement (the “Hanmi Agreement”) that we entered into with Hanmi Pharmaceutical Ltd. (“Hanmi”) in December 2019.

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

As of December 31, 2020 and 2019, we recorded deferred revenue of $5.0 million and $4.0 million, respectively, on the consolidated balance sheet related to our license and collaboration agreement with Hanmi. As of December 31, 2020 we recognized revenue of $5.0 million.

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

Stock-Based Compensation Expense

We account for stock-based compensation arrangements with employees and non-employees in accordance with ASC 718, Stock Compensation. Stock-based awards issued by us have been primarily stock options with time-based vesting or performance-based vesting. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based awards. To determine the grant-date fair value of stock-based awards with time-based vesting, we utilize the Black-Scholes option pricing model, which is impacted by the fair value of our common stock as well as other variables including, but not limited to, expected term that stock-based awards will remain outstanding, expected common stock price volatility over the term of the stock-based awards, risk-free interest rates and expected dividends. Prior to our initial public offering (“IPO”), there had been no public market for our common stock. As such, the estimated fair values of our common stock underlying our stock-based awards were determined at each grant date by our board of directors, with input from management, based on the information known to us on the grant date, including a review of any recent events and their potential impact on the estimated per share fair value of our common stock. Valuations of our common stock were prepared by a third-party valuation firm in accordance with the guidance outlined in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation (the “Practice Aid”). Following our IPO, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Market as reported on the date of grant.

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

Expected volatility – Since we have only recently become a public company and have only a limited trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period, where available, equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, life cycle stage or area of specialty.

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock-based awards.

Expected Dividend – We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.

The fair value of each purchase under the employee stock purchase plan (“ESPP”) is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

Assumptions we used in applying the Black-Scholes option-pricing model to determine the estimated fair value of our stock options granted involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

Common Stock Valuations

Prior to our IPO, the grant date fair value of our common stock was determined by our board of directors with the assistance of management and an independent third-party valuation specialist. The grant date fair value of our common stock was determined using valuation methodologies that utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and a discount for lack of marketability (Level 3 inputs). In determining the fair value of our common stock, the methodologies used to estimate our enterprise value were performed using methodologies, approaches and assumptions consistent with the Practice Aid. The methodology to determine the fair value of our common stock included estimating the fair value of the enterprise using a market approach, which estimates our fair value by including an estimation of the value of the business based on guideline public companies under a number of different scenarios. The assumptions used to determine the estimated fair value of our common stock are based on numerous objective and subjective factors, combined with management judgment, including external market conditions affecting the pharmaceutical and biotechnology industry and trends within the industry; our stage of development; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; the prices at which we sold shares of our convertible preferred stock; our financial condition and operating results, including our levels of available capital resources; the progress of our research and development efforts, our stage of development and business strategy; equity market conditions affecting comparable public companies; general U.S. market conditions; and the lack of marketability of our common stock.

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

In accordance with the accounting standards for uncertain tax positions, we evaluate the recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

As of December 31, 2020, our total deferred tax assets were $47.1 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards (“NOLs”). Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change as a result of future changes in our stock ownership.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Revenue	$5,042	$—	$5,042	*
Operating expenses:
Research and development	45,485	34,910	10,575	30%
General and administrative	12,771	8,719	4,052	46%
Total operating expenses	58,256	43,629	14,627	34%
Loss from operations	(53,214)	(43,629)	(9,585)	22%
Other income, net	1,312	1,292	20	2%
Net loss before taxes	(51,902)	(42,337)	(9,565)	23%
Provision for income taxes	990	660	330	*
Net loss	$(52,892)	$(42,997)	$(9,895)	23%

*: Percentage not meaningful

Research and Development Expenses

Research and development expenses increased $10.6 million, or 30%, to $45.5 million for the year ended December 31, 2020 from $34.9 million for the year ended December 31, 2019. The increase in research and development expenses was primarily due to an increase of $1.3 million in clinical trial costs relating to RPT193, an increase of $3.7 million in clinical trial costs relating to FLX475, an increase of $1.2 million in costs relating to preclinical programs, an increase of $3.6 million in stock-based compensation expense, $1.6 million in higher personnel and other costs, offset by a decrease of $0.3 million in laboratory supply expenses, a decrease of $0.2 million in consulting costs and a decrease of $0.3 million in travel costs due to travel restrictions resulting from the COVID-19 pandemic. We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of FLX475 and RPT193 and advance other programs into the clinic.

The following is a comparison of research and development expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019
External development expenses:
FLX475	$10,232	$6,542
RPT193	6,592	5,265
Other Programs	1,908	685
Internal research and development expenses	26,753	22,418
Total research and development expenses	$45,485	$34,910

As previously noted, we do not track our own internal research and development costs by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $4.1 million, or 47%, to $12.8 million for the year ended December 31, 2020 from $8.7 million for the year ended December 31, 2019. The increase was primarily due to an increase of $1.2 million in insurance and corporate fees as a result of being a public company, an increase of $3.0 million in stock-based compensation expense, an increase of $0.4 million in higher personnel and other costs and an increase of $0.3 million in facilities cost, offset by a decrease of 0.4 million in professional services and $0.4 million in travel costs due to travel restrictions resulting from the COVID-19 pandemic. We expect our general and administrative expenses to increase substantially during the next few years as a result of staff expansion, costs associated with being a public company, including higher insurance premiums, legal and accounting fees and other compliance costs associated with operating a public company.

Other Income, Net

Other income, net was $1.3 million for both years ended December 31, 2020 and 2019. Although our cash balance increased during 2020, interest rates declined during 2020, resulting in comparable other income, net for both years.

Liquidity and Capital Resources

We had cash and cash equivalents and marketable securities of $111.5 million and working capital of $103.9 million as of December 31, 2020. Our cash and cash equivalents and marketable securities are invested in money market funds, corporate debt securities, commercial paper and U.S. government agency securities. Since inception, we have incurred net losses and negative cash flows from operations. At December 31, 2020, we had an accumulated deficit of $214.8 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize a product. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity, borrowings and strategic alliances with other companies. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of or eliminate some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(40,491)	$(35,474)
Investing activities	(87,435)	(843)
Financing activities	75,461	49,902
Net (decrease) increase in cash and cash equivalents	$(52,465)	$13,585

Operating Activities

Net cash used in operating activities was $40.5 million for the year ended December 31, 2020, reflecting a net loss of $52.9 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense totaling $10.1 million and net cash provided by changes in operating assets and liabilities of $2.3 million. Net cash used in operating activities was $35.5 million for the year ended December 31, 2019, reflecting a net loss of $43.0 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense totaling $3.4 million, and net cash provided by changes in operating assets and liabilities of $4.1 million.

Investing Activities

Cash used in investing activities was $87.4 million and $0.8 million for years ended December 31, 2020 and 2019, respectively, and primarily resulted from the purchase of marketable investment securities.

Financing Activities

Net cash provided by financing activities was $75.5 million for the year ended December 31, 2020, primarily from the receipt of $69.8 million in net proceeds from our February 2020 follow-on offering and $3.8 million in net proceeds from sales of common stock under our ATM Sales Agreement. Net cash provided by financing activities was $49.9 million for the year ended December 31, 2019, primarily from our IPO and the issuance of our convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Contractual obligations:
Operating lease obligations	$1,969	$4,146	$4,442	$2,137	$12,694
Total contractual obligations:	$1,969	$4,146	$4,442	$2,137	$12,694

As of December 31, 2020, our commitments consisted of operating leases for our facilities of approximately 36,754 square feet. Under the terms of the agreements, we will have lease obligations of $12.7 million from 2021 through 2026.

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2020 and 2019.

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

RAPT THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RAPT Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RAPT Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 11, 2021

RAPT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$24,918	$77,383
Marketable securities	86,592	—
Prepaid expenses and other current assets	4,088	3,123
Total current assets	115,598	80,506
Property and equipment, net	2,982	3,707
Other assets	389	389
Total assets	$118,969	$84,602
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,383	$1,143
Accrued expenses	4,935	3,642
Deferred revenue, current	4,096	4,000
Other current liabilities	328	471
Total current liabilities	11,742	9,256
Deferred revenue, net of current portion	863	—
Deferred rent, net of current portion	2,185	2,225
Total liabilities	14,790	11,481
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,773,361 and 21,833,037 shares issued and outstanding at December 31, 2020 and 2019, respectively	2	2
Additional paid-in capital	319,196	235,049
Accumulated other comprehensive income (loss)	(177)	20
Accumulated deficit	(214,842)	(161,950)
Total stockholders' equity	104,179	73,121
Total liabilities and stockholders' equity	$118,969	$84,602

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue	$5,042	$—
Operating expenses:
Research and development	45,485	34,910
General and administrative	12,771	8,719
Total operating expenses	58,256	43,629
Loss from operations	(53,214)	(43,629)
Other income, net	1,312	1,292
Net loss before taxes	(51,902)	(42,337)
Provision for income taxes	990	660
Net loss	$(52,892)	$(42,997)
Other comprehensive income (loss):
Foreign currency translation adjustment	(249)	24
Unrealized gain on marketable securities	52	—
Total comprehensive loss	$(53,089)	$(42,973)
Net loss per share, basic and diluted	$(2.19)	$(9.89)
Weighted average number of shares used in computing net loss per share, basic and diluted	24,134,305	4,346,400

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

						Related Party
					Additional	Promissory Notes for the Purchase		Accumulated Other	Total
	Convertible Preferred Stock		Common Stock		Paid-In	of Common	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2018	98,491,880	$161,111	878,413	$1	$22,441	$(598)	$(118,953)	$(4)	$(97,113)
Issuance of common stock upon initial public offering, net of issuance cost	—	—	3,427,360	—	34,721	—	—	—	34,721
Issuance of Series C-2 convertible preferred stock, net of issuance cost	6,311,445	14,379	—	—	—	—	—	—	—
Conversion of Series A, B, C, C-2 convertible preferred stock to common stock	(104,803,325)	(175,490)	17,467,184	1	175,489	—	—	—	175,490
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	143,415	—	347	—	—	—	347
Repurchase of common stock from related party	—	—	(83,335)	—	—	174	—	—	174
Paydown of promissory notes from related parties for purchase of common stock	—	—	—	—	—	73	—	—	73
Forgiveness of promissory notes from related parties	—	—	—	—	—	353	—	—	353
Interest on promissory notes from related parties for purchase of common stock	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	2,051	—	—	—	2,051
Foreign currency translation adjustment	—	—	—	—	—	—	—	24	24
Net loss	—	—	—	—	—	—	(42,997)	—	(42,997)
Balance at December 31, 2019	—	—	21,833,037	2	235,049	—	(161,950)	20	73,121
Issuance of common stock, net of issuance costs	—	—	2,688,700	—	73,610	—	—	—	73,610
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	164,299	—	955	—	—	—	955
Issuance of common stock under the employee stock purchase plan	—	—	87,325	—	896	—	—	—	896
Stock-based compensation	—	—	—	—	8,686	—	—	—	8,686
Foreign currency translation adjustment	—	—	—	—	—	—	—	(249)	(249)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	52	52
Net loss	—	—	—	—	—	—	(52,892)	—	(52,892)
Balance at December 31, 2020	—	$—	24,773,361	$2	$319,196	$—	$(214,842)	$(177)	$104,179

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(52,892)	$(42,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	497	—
Depreciation and amortization	1,123	1,330
Stock-based compensation expense	8,686	2,051
Loss on disposal of capital equipment	—	(35)
Gain (loss) on foreign currency translation	(249)	24
Non-cash interest income, net	—	20
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(965)	(1,859)
Accounts payable, accrued expenses, and other current liabilities	2,390	736
Deferred revenue	959	4,000
Deferred rent, net of current portion	(40)	1,256
Net cash used in operating activities	(40,491)	(35,474)
Investing activities
Purchase of marketable securities	(139,334)	—
Proceeds from maturities of marketable securities	52,297	—
Proceeds from sale of equipment	—	45
Purchase of property and equipment	(398)	(888)
Net cash used in investing activities	(87,435)	(843)
Financing activities
Proceeds from public offerings, net of issuance costs	73,610	34,721
Proceeds from the sale of convertible preferred stock, net of issuance costs	—	14,379
Proceeds from exercise of stock options, net of repurchases	955	802
Proceeds from issuance of common stock under the employee stock purchase plan	896	—
Net cash provided by financing activities	75,461	49,902
Net increase in cash and cash equivalents	(52,465)	13,585
Cash and cash equivalents at beginning of year	77,383	63,798
Cash and cash equivalents at end of year	$24,918	$77,383
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$990	$660
Supplemental disclosures of non-cash financing information
Convertible preferred stock converted to common stock	$—	$175,490
Forgiveness of promissory notes from related party for purchase of common stock	$—	$397
Offering costs included in accounts payable	$208	$—

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

Equity Financings

In February 2020, the Company completed an underwritten follow-on public offering (“Follow‑on Offering”) of 2,500,000 shares of its common stock issued at an offering price of $30.00 per share. The Follow-on Offering generated approximately $69.8 million in net proceeds after deducting underwriting discounts and other offering related costs.

In November 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering (a) up to $350 million of the Company’s securities, including up to $100 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, and (b) up to an aggregate of 1,000,000 shares of common stock that certain selling stockholders may offer and sell from time to time. During December 2020, the Company sold 188,700 shares under the ATM Sales Agreement resulting in net proceeds of $3.8 million after deducting underwriting discounts and commissions and other offering related costs. As of December 31, 2020, there was up to $95.7 million of shares of common stock available for future issuance under the ATM Sales Agreement.

Liquidity and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2020, the Company incurred a net loss of $52.9 million and used $40.5 million of cash in operations. At December 31, 2020, the Company had cash and cash equivalents and marketable securities of $111.5 million and working capital of $103.9 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities and additional capital will be needed to undertake these activities. The Company intends to raise such capital through the issuance of additional equity, borrowings and strategic alliances with other companies. However, if such arrangements are not available at adequate levels or on acceptable terms, the Company would be required to significantly reduce operating expenses and delay or reduce the scope of or eliminate some of its development programs. Management believes that the Company’s current cash and cash equivalents and marketable securities will provide sufficient funds to enable the Company to meet its obligations for at least 12 months from the filing date of this report.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its critical accounting policies or estimates related to revenue recognition, clinical trial accruals, fair value of assets and liabilities and stock-based compensation. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses and revenue reported for each of the periods presented are affected by estimates and assumptions. Actual results could differ from such estimates or assumptions.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and marketable securities. Substantially all the Company’s cash is held by two financial institutions. Such deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds and short-term marketable securities comprising commercial paper, corporate bonds and U.S. government agency securities.

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

Marketable Securities

Marketable securities primarily consist of commercial paper, corporate bonds and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are stated at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income, net on the consolidated statements of operations.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For the years ended December 31, 2020 and 2019, the Company did not record any impairment losses on long-lived assets.

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

Convertible Preferred Stock

Convertible preferred stock was previously classified outside of stockholders’ equity on the balance sheet as events triggering redemption were not solely within the Company’s control. Immediately prior to the consummation of the Company’s IPO in November 2019, the convertible preferred stock converted into 17,467,184 shares of common stock.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Transactions

The functional currency of RAPT Therapeutics Australia Pty Ltd., the Company’s wholly-owned subsidiary, is the Australian dollar. Accordingly, all monetary assets and liabilities of the subsidiary are translated into U.S. dollars at the current period-end exchange rates and non-monetary assets are translated using historical exchange rates. Income and expense elements are remeasured to U.S. dollars using the average exchange rates in effect during the period. Remeasurement gains and losses are recorded as other income (expense), net.

The Company is subject to foreign currency risk with respect to its clinical contracts denominated in currencies other than the U.S. dollar. Payments on contracts denominated in foreign currencies are made at the spot rate on the day of payment. The cumulative adjustment resulting from the translation of financial statements to the reporting currency is recorded in other comprehensive income (loss).

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ deficit that are excluded from net loss, primarily unrealized gains and losses from marketable securities and foreign currency translation adjustments.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting as part of the FASB’s simplification initiative. ASU 2018‑07 expands the scope of Topic 718 and allows the application of the requirements of Topic 718 to certain non-employee awards to acquire goods and services from non‑employees. The Company adopted ASU 2018‑07 on January 1, 2020 using a modified retrospective method and there was no material impact to the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement as part of the FASB’s disclosure framework project. ASU 2018-13 removes certain disclosure requirements, including the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. This ASU also modifies existing disclosure requirements by clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and adds disclosure requirements over Level 3 fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020 and there was no impact to the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to the accounting under the original lease guidance (Topic 840). ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company’s fiscal year beginning after December 15, 2021 and early adoption is permitted. The Company intends to adopt the new guidance as of January 1, 2022. The Company is currently evaluating the impact of adopting of ASU 2016-02.

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

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, marketable securities, accounts payable and accrued expenses that approximate fair value due to their relatively short maturities.

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

To date, the Company has not recorded any impairment charges on its marketable securities due to other-than-temporary declines in market value. In determining whether a decline is other than temporary, the Company considers various factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company estimates the fair values of investments in corporate debt securities, commercial paper and U.S. government agency securities using valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of, and broker/dealer quotes on, the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds— classified as cash equivalents	Level 1	$21,333	$—	$—	$21,333
Corporate debt	Level 2	32,164	48	—	32,212
Asset-backed securities	Level 2	12,367	2	(1)	12,368
Commercial paper	Level 2	28,962	—	—	28,962
U.S. government agency securities	Level 2	13,047	3	—	13,050
Total		$107,873	$53	$(1)	$107,925

As of December 31, 2019, the financial assets subject to fair value measurement on a recurring basis consisted of money market funds with a fair value of $77.4 million.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not intend to sell the securities that are in an unrealized loss position, and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of December 31, 2020 were temporary in nature.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of December 31, 2020 (in thousands):

December 31, 2020
Due in less than one year	$104,331
Due in more than one year	3,594
Total	$107,925

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$5,966	$5,752
Leasehold improvements	3,294	3,294
Computer equipment	447	326
Furniture and fixtures	357	394
Total property and equipment	10,064	9,766
Less accumulated depreciation and amortization	(7,082)	(6,059)
Property and equipment, net	$2,982	$3,707

Depreciation and amortization expenses were $1.1 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued research and development expenses	$1,576	$1,353
Accrued compensation	2,967	1,779
Accrued professional and consulting services	129	192
Other	263	318
Total accrued expenses	$4,935	$3,642

6. Commitments

The Company enters into contracts in the normal course of business with CROs for preclinical studies and clinical trials. These agreements provide for notice of termination by either party and are, therefore, cancelable contracts.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2015, the Company entered into an operating lease for 30,376 square feet of laboratory and office facilities in South San Francisco, California, which expires in May 2022. In April 2018, the Company amended the lease agreement to include an additional 6,378 square feet of laboratory and office space increasing the total leased premises to 36,754 square feet. The lease amendment extended the lease term to November 2026, and contained scheduled rent increases over the lease term and an option for the Company to extend the lease for an additional five-year term.

In February 2019, the Company entered into an agreement to sublease its facility lease of 6,378 square feet of laboratory and office space, which terminated in July 2020.

As of December 31, 2020, future minimum non-cancelable lease payments, net of sublease rental income, are as follows (in thousands):

Year ending December 31:
2021	$1,969
2022	2,037
2023	2,109
2024	2,183
2025	2,259
Thereafter	2,137
Total minimum lease payments	$12,694

The terms of the lease agreement provide for rental payments on a monthly basis and on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense includes certain monthly charges that do not represent non-cancelable obligations, as defined. These costs are determined based on actual charges incurred. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was $2.1 million and $2.0 million in the years ended December 31, 2020 and 2019, respectively.

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not subject to any current pending legal matters or claims and no contingency losses were accrued at either December 31, 2020 or 2019.

7. Collaboration Agreements

Collaboration and License Agreement with Hanmi

In December 2019, the Company entered into a Collaboration and License Agreement with Hanmi (“Hanmi Agreement”), pursuant to which the Company granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights.

In consideration of such rights, under the Hanmi Agreement, the Company was entitled to $10.0 million, which consisted of an upfront payment of $4.0 million and a development milestone payment of $6.0 million that were received in December 2019 and April 2020, respectively. Additionally, the Company is eligible to receive contingent payments of up to $108.0 million upon the achievement of specified milestones, as well as double-digit royalties on future net sales of FLX475 in the Hanmi Territory.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company identified the following promised goods and services at the inception of the Hanmi Agreement, including (1) the exclusive development, manufacturing and commercialization license in the Hanmi Territory; (2) the transfer of know-how, technology, research data and information, and any improvements in technology; (3) the obligation to participate in the joint steering committee and appoint an alliance manager; (4) the responsibility to complete certain Phase 2 clinical trials; and (5) the supply of FLX475 for use in Hanmi’s Phase 2 clinical trials for which Hanmi will reimburse the Company for the supply of FLX475.

The Company determined that the identified performance obligations, except for the supply of FLX475, are not distinct and should be combined into one distinct performance obligation. The Company considered factors such as the novelty of the drug candidate and that the promised goods and services are highly interdependent and are expected to significantly modify one another.

The Company determined that the transaction price as of December 31, 2019 was $10.0 million, which consisted of the upfront fee of $4.0 million and a development milestone payment of $6.0 million. In December 2020, Hanmi requested the Company to supply FLX475, and as a result, the Company increased the transaction price by $0.4 million. Other future development milestones were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control and were considered to be fully constrained. The Company expects that the revenue from sales milestone and royalty payments will be recognized when the sales occur or the milestone is achieved. The Company will re-evaluate the transaction price at each reporting period.

The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the year ended December 31, 2020, $5.0 million of revenue was recognized pursuant to the Hanmi Agreement. As of December 31, 2020, deferred revenue related to the Hanmi Agreement was $5.0 million and is expected to be recognized over the over the remaining period of the Company’s Phase 1/2 clinical trial of FLX475.

Clinical Trial Collaboration and Supply Agreement with Merck

In November 2018, the Company entered into a clinical trial collaboration and supply agreement with Merck (known as MSD outside the United States and Canada), through an affiliate, under which the Company will conduct a clinical trial evaluating FLX475 in combination with pembrolizumab (KEYTRUDA®), Merck’s anti-PD-1 therapy, in patients with advanced cancers. The Company is the sponsor of the clinical trial, and Merck will supply pembrolizumab for use in the clinical trial.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO in November 2019, all outstanding shares of the Company’s convertible preferred stock converted into 17,467,184 shares of the Company’s common stock.

10. Common Stock

    The holders of the Company’s common stock have one vote for each share of common stock held by them. Holders of shares of the Company’s common stock are entitled to dividends when, as and if declared by the board of directors. No dividends had been declared as of December 31, 2020 or December 31, 2019.

The Company had reserved the following shares of common stock, on an as-converted basis, for future issuance as follows:

	Year Ended December 31,
	2020	2019
Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,481,100	406,939
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	56,500	—
Options available for future grants	2,415,710	1,874,759
Shares reserved under the 2019 Employee Stock Purchase Plan	153,011	240,336
Total	4,106,321	2,522,034

11. Stock-Based Compensation

Stock Option Plan

In 2015, the Company adopted the FLX Bio, Inc. 2015 Stock Plan (the “2015 Plan”).

In connection with the consummation of the IPO in November 2019, the Company’s board of directors adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan” and collectively with the 2015 Plan, the “Option Plans”). Upon the effectiveness of the 2019 Plan, the Company’s 2015 Plan terminated and no further grants may be made thereunder. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2020, the Company had 2,415,710 shares of common stock available for grant under the Option Plans. In addition, the number of shares reserved for issuance under the Company’s 2019 Plan will automatically increase on January 1 of each year beginning January 1, 2020 by a number equal to (i) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year or (ii) the number of shares determined by the Company’s board of directors.

The Company’s Option Plans provided for the granting of incentive and non-statutory stock options and restricted shares of common stock options to eligible employees, officers, directors, advisors and consultants. Terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the Options Plans. Options granted generally vest over four years and expire no later than ten years from the date of grant. As a private company, the estimated fair value of the Company’s underlying common stock was determined by the board of directors. Following the Company’s IPO in November 2019 the fair value of the Company’s common stock is based on the closing price of its common stock on the date of grant.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 240,336 shares or (3) a number determined by the board of directors that is less than (1) and (2).

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $2.7 million for the year ended December 31, 2020. As of December 31, 2020, there was $2.4 million of unrecognized compensation cost related to the 2019 ESPP, which the Company expects to recognize over 22 months.

Stock Options

Stock option activity under the Options Plan is set forth below for the year ended December 31, 2020:

	Shares Available	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2019	1,874,759	1,313,468	$9.77	8.93	$23,438
Stock options authorized	873,321	—
Stock options granted	(353,354)	353,354	34.71
Stock options exercised	—	(164,738)	5.21
Stock options forfeited	20,984	(20,984)	13.74
Balances at December 31, 2020	2,415,710	1,481,100	$16.13	8.36	$11,123
Vested and expected to vest at December 31, 2020		1,481,100	$16.13	8.36	$11,123
Exercisable at December 31, 2020		646,469	$11.65	7.94	$6,522

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the board of directors, as of December 31, 2020.

The options granted in the years ended December 31, 2020 and 2019 had a weighted average per share grant-date fair value of $24.57 and $7.12, respectively, and a total grant date fair value of $8.7 million and $7.2 million.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2020 and 2019 was $2.4 million and $3.6 million, respectively.

The aggregate fair value of options that vested in the years ended December 31, 2020 and 2019 was $5.4 million and $1.6 million, respectively.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted Stock Units (“RSU”) activity under the 2019 Plan is set forth below for the year ended December 31, 2020:

	Number of Shares Outstanding	Weighted Average Grant Price Fair Value Per Share
RSUs outstanding at December 31, 2019	—	—
RSUs awarded	56,500	44.66
RSUs released	—	—
RSUs forfeited	—	—
RSUs outstanding at December 31, 2020	56,500	44.66

Employee stock option valuation

The assumptions used to value employee and director stock option awards granted under the Option Plans during the years ended December 31, 2020 and 2019, using the Black-Scholes option pricing model, were as follows:

Year Ended December 31,
	2020	2019
Fair value of common stock	$10.11 - $31.68	$6.30 - $27.53
Expected term (in years)	5.95 - 6.07	5.01 - 6.08
Volatility	83.96% - 86.88%	83.00% - 84.99%
Risk-free interest rate	0.28% - 1.43%	1.58% - 2.23%
Dividend yield	—	—

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatility

Since the Company recently became a public company and has only a limited trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period, where available, equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, life cycle stage or area of specialty.

Risk-free interest rate

The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the options.

Expected dividend

The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Stock options granted to nonemployees

Stock-based compensation related to stock options granted to non-employees is recognized as the services are rendered. The assumptions used to value non-employee stock option awards granted under the 2015 Plan during the years ended December 31, 2020 and 2019, using the Black-Scholes option pricing model, were as follows:

Year Ended December 31,
	2020	2019
Expected term (in years)	5.19 - 5.95	5.34 - 9.74
Volatility	84.02% - 87.04%	81.43% - 84.85%
Risk-free interest rate	0.31% - 0.41%	1.40% - 2.67%
Dividend yield	—	—

During the years ended December 31, 2020 and 2019, the Company granted 83,804 and 39,165 options to nonemployee consultants and recognized related expense of $1.7 million and $0.5 million, respectively.

Employee stock purchase plan

The fair value of the rights granted to employees under the 2019 ESPP was estimated using a Black-Scholes option-pricing model with the following weighted average valuation assumptions:

Year Ended December 31, 2020
Expected term (in years)	0.25 - 2.00
Volatility	84.00%
Risk-free interest rate	0.11% - 1.57%
Dividend yield	—

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Early exercise of stock options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. Such unvested shares are subject to repurchase by the Company at the original exercise price in the event the option holder’s service to the Company is terminated either voluntarily or involuntarily. As a result of early exercises under the 2015 Plan, approximately 3,000 and 51,000 shares were subject to repurchase as of December 31, 2020 and 2019, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its balance sheet. As of December 31, 2020 and 2019, the Company included cash received for the early exercise of unvested options of $6,000 and $101,000, respectively, in other current liabilities. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months and may include a one-year cliff.

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$4,637	$1,076
General and administrative	4,049	975
Total stock-based compensation expense	$8,686	$2,051

As of December 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $13.1 million. This unrecognized stock-based compensation cost is expected to be recognized over 2.0 years.

12. Income Taxes

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	December 31,
	2020	2019
United States	$(49,961)	$(41,301)
Foreign	(1,941)	(1,036)
	$(51,902)	$(42,337)

The components of the provision for income taxes related to Korean withholding taxes on the near-term milestone payment the Company received pursuant to the Hanmi Agreement are as follows (in thousands):

	December 31,
	2020	2019
Current
Foreign	$990	$660
Total provision for income taxes	$990	$660

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory U.S. federal rate and effective rate is as follows:

	December 31,
	2020	2019
Federal tax	21.00%	21.00%
Stock-based compensation	(0.55)	(0.63)
Research and development tax credit	2.83	2.97
Withholding taxes, net of federal benefit	(1.51)	(1.23)
Change in valuation allowance	(23.99)	(23.18)
Other	0.31	(0.49)
Income tax expense	(1.91%)	(1.56%)

The Company has incurred net operating losses for all periods since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$38,665	$29,014
Federal and state research and development tax credits	6,103	4,636
Accrued liabilities and reserves	1,089	837
Stock-based compensation	1,273	215
Gross deferred tax assets	47,130	34,702
Valuation allowance	(47,060)	(34,605)
Deferred tax liabilities:
Depreciation and amortization	(70)	(97)
Gross deferred tax liabilities	(70)	(97)
Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future taxable income, if any. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2020 and 2019, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $12.5 million and $9.8 million during the years ended December 31, 2020 and 2019, respectively. The increase in the valuation allowance is mainly related to the increase in net operating loss carryforwards incurred during the respective taxable years.

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $177.2 million and $134.2 million, respectively. The federal net operating loss carryforwards generated during and after fiscal 2018 are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2035. As of December 31, 2020 and 2019, the Company had state net operating loss carryforwards of approximately $12.1 million, which begin to expire in 2035 and are available to offset future taxable income. As of December 31, 2020 and 2019, the Company had federal research and development tax credit carryforwards of approximately $4.8 million and $3.7 million, respectively. As of December 31, 2020 and 2019, the Company had state research and development tax credit carryforwards of approximately $4.3 million and $3.2 million, respectively. Moreover, as of December 31, 2020, the Company recorded federal and state reserves of approximately $1.2 million and $1.1 million, respectively, as uncertain tax positions. If not utilized, the federal credit carryforwards will begin expiring in 2035. The state credits carry forward indefinitely.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  The tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Company claimed employee retention tax credits in the amount of $0.4 million for the period ended December 31, 2020.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any. The annual limitation may result in the expiration of net operating losses and credits before utilization. Under the new enacted law, the carryforward period of net operating losses generated from 2018 forward is indefinite; however, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may still result in the expiration of certain net operating losses and tax credit carryforwards before their utilization. In addition, in June 2020, California Assembly Bill 85 was signed into law. The legislation suspends the California net operating loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of certain California tax credits for 2020, 2021, and 2022. However, due to full valuation allowances recorded against the loss carryforwards, the suspension did not have material tax impact for the Company.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2020 and 2019 resulting primarily from research and development tax credits claimed on the Company’s annual tax returns were as follows (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$1,747	$1,281
Additions on tax positions related to prior years	—	—
Additions on tax positions related to current year	544	466
Balance at end of year	$2,291	$1,747

The Company does not expect that its uncertain tax positions will materially change in the next 12 months. The reversal of uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets. In accordance with ASC 740, the Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits through December 31, 2020.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share of the years ended December 31, 2020 and 2019 (in thousands, except share and per share data):

	Year Ended December 31
	2020	2019
Numerator:
Net loss	$(52,892)	$(42,997)
Denominator:
Weighted average common shares outstanding	24,164,828	4,404,486
Less: weighted-average unvested restricted common stock subject to repurchase	—	(21,294)
Less: weighted-average unvested early exercised common shares subject to repurchase	(30,523)	(36,792)
Weighted-average shares used to compute net loss per common share, basic and diluted	24,134,305	4,346,400
Net loss per share, basic and diluted	$(2.19)	$(9.89)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2020	2019
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,481,100	1,313,468
Estimated shares issuable under the 2019 ESPP	15,990	—
RSUs subject to future vesting	56,500	—
Total	1,553,590	1,313,468

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

4.1	Form of Common Stock Certificate	S-1	333-232572	4.1	07/22/19

4.2	Description of Registrant’s Securities	10-K	001-38997	4.2	03/30/20

10.1	Amended and Restated Investors’ Rights Agreement by and among RAPT Therapeutics, Inc. and certain of its stockholders, dated December 18, 2018	S-1	333-232572	10.1	07/05/19

10.2+	2015 Stock Plan	S-1	333-232572	10.2	07/05/19

10.3+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2015 Stock Plan	S-1	333-232572	10.3	07/05/19

10.4+	2019 Equity Incentive Plan	S-1	333-232572	10.4	07/22/19

10.5+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2019 Equity Incentive Plan	S-1	333-232572	10.5	07/22/19

10.6+	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the Amended and Restated 2019 Equity Incentive Plan	S-1	333-232572	10.6	07/22/19

10.7+	2019 Employee Stock Purchase Plan	S-1	333-232572	10.7	07/22/19

10.8+	Form of Indemnification Agreement, by and between RAPT Therapeutics, Inc. and each of its directors and executive officers	S-1	333-232572	10.8	07/22/19

10.9+	Amended and Restated Employee Offer Letter, by and between Brian Wong and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.9	07/22/19

10.10+	Amended and Restated Employee Offer Letter, by and between William Ho and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.10	07/22/19

10.11+	Amended and Restated Employee Offer Letter, by and between Dirk Brockstedt and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.11	07/22/19

10.12+	Offer Letter, by and between Rodney Young and RAPT Therapeutics, Inc., dated November 11, 2019	8-K	001-38997	10.1	12/04/19

10.13+	Offer Letter, by and between Karen Lam and RAPT Therapeutics, Inc., dated July 10, 2019	10-K	001-38997	10.13	03/30/20

10.14+	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-38997	10.14	03/30/20

10.15	Lease, by and between HCP, Inc. and Flexus Biosciences, Inc., dated October 10, 2014	S-1	333-232572	10.21	07/05/19

10.16	First Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 29, 2015	S-1	333-232572	10.22	07/05/19

10.17	Second Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 16, 2018	S-1	333-232572	10.23	07/05/19

10.18	Third Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated December 13, 2018	S-1	333-232572	10.24	07/05/19

10.19#	Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.	S-1	333-232572	10.25	07/05/19

10.20#	Collaboration and License Agreement, dated as of December 1, 2019, by and between Hanmi Pharmaceutical Co., Ltd and RAPT Therapeutics, Inc.	S-1	333-236256	10.19	02/04/20

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Fata File because its EBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Indicates management contract or compensatory plan or arrangement.
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

RAPT Therapeutics, Inc.

Date: March 11, 2021	By:	/s/ Brian Wong, M.D. Ph.D.
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

Signature	Title	Date
/s/ Brian Wong, M.D., Ph.D.	President, Chief Executive Officer and Director	March 11, 2021
Brian Wong, M.D., Ph.D.	(principal executive officer)

/s/ Rodney Young	Chief Financial Officer and Secretary	March 11, 2021
Rodney Young	(principal financial officer and principal accounting officer)

/s/ William Rieflin	Chair of the Board of Directors	March 11, 2021
William Rieflin

/s/ Michael F. Giordano, M.D.	Director	March 11, 2021
Michael F. Giordano, M.D.

/s/ Peter Svennilson	Director	March 11, 2021
Peter Svennilson

/s/ Mary Ann Gray, Ph.D.	Director	March 11, 2021
Mary Ann Gray, Ph.D.

/s/ Linda Kozick	Director	March 11, 2021
Linda Kozick

/s/ Wendye Robbins, M.D.	Director	March 11, 2021
Wendye Robbins, M.D.