Form 10-Q
period 2021-03-31
RAPT Therapeutics, Inc.
filed 2021-05-11
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 4, 2021, there were 25,009,007 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$24,720	$24,918
Marketable securities	73,686	86,592
Prepaid expenses and other current assets	4,200	4,088
Total current assets	102,606	115,598
Property and equipment, net	2,929	2,982
Other assets	389	389
Total assets	$105,924	$118,969
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,131	$2,383
Accrued expenses	4,539	4,935
Deferred revenue, current	3,135	4,096
Other current liabilities	338	328
Total current liabilities	11,143	11,742
Deferred rent, net of current portion	2,157	2,185
Deferred revenue, non-current	983	863
Total liabilities	14,283	14,790
Commitments
Stockholders' equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	323,184	319,196
Accumulated other comprehensive loss	(189)	(177)
Accumulated deficit	(231,356)	(214,842)
Total stockholders' equity	91,641	104,179
Total liabilities and stockholders' equity	$105,924	$118,969

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$1,222	$935
Operating expenses:
Research and development	13,771	10,683
General and administrative	4,012	3,289
Total operating expenses	17,783	13,972
Loss from operations	(16,561)	(13,037)
Other income, net	47	135
Net loss before taxes	(16,514)	(12,902)
Provision for income taxes	—	237
Net loss	$(16,514)	$(13,139)
Other comprehensive income (loss):
Foreign currency translation adjustment	38	204
Unrealized gain (loss) on marketable securities	(50)	(217)
Total comprehensive loss	$(16,526)	$(13,152)
Net loss per share, basic and diluted	$(0.66)	$(0.56)
Weighted average number of shares used in computing net loss per share, basic and diluted	24,844,946	23,266,063

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2020	—	$—	24,773,361	$2	$319,196	$(214,842)	$(177)	$104,179
Issuance of common stock, net of issuance costs	—	—	57,100	—	1,180	—	—	1,180
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	17,495	—	121	—	—	121
Issuance of common stock, upon vesting of RSU	—	—	14,125	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,687	—	—	2,687
Foreign currency translation adjustment	—	—	—	—	—	—	38	38
Unrealized loss on marketable securities	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(16,514)	—	(16,514)
Balance at March 31, 2021	—	$—	24,862,081	$2	$323,184	$(231,356)	$(189)	$91,641

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	—	$—	21,833,037	$2	$235,049	$(161,950)	$20	$73,121
Issuance of common stock, net of issuance costs	—	—	2,500,000	—	69,842	—	—	69,842
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	970	—	30	—	—	30
Stock-based compensation	—	—	—	—	2,088	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	—	—	204	204
Unrealized loss on marketable securities	—	—	—	—	—	—	(217)	(217)
Net loss	—	—	—	—	—	(13,139)	—	(13,139)
Balance at March 31, 2020	—	$—	24,334,007	$2	$307,009	$(175,089)	$7	$131,929

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(16,514)	$(13,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium (accretion of discount) on marketable securities	218	(4)
Depreciation and amortization	280	199
Stock-based compensation expense	2,687	2,088
Gain on foreign currency translation	38	204
Changes in operating assets and liabilities:
Accounts receivable	—	(5,010)
Prepaid expenses and other current assets	(112)	(562)
Accounts payable, accrued expenses, and other current liabilities	362	2,421
Deferred revenue	(841)	5,065
Deferred rent	(28)	(7)
Net cash used in operating activities	(13,910)	(8,745)
Investing activities
Purchase of marketable securities	(15,734)	(46,883)
Proceeds from maturities of marketable securities	28,372	—
Purchase of property and equipment	(227)	(98)
Net cash provided by (used in) investing activities	12,411	(46,981)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,180	69,842
Proceeds from exercise of stock options, net of repurchases	121	30
Net cash provided by financing activities	1,301	69,872
Net increase (decrease) in cash and cash equivalents	(198)	14,146
Cash and cash equivalents at beginning of period	24,918	77,383
Cash and cash equivalents at end of period	$24,720	$91,529

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

The Company is located in South San Francisco, California.

Equity Financing

During the three months ended March 31, 2021, the Company sold 57,100 shares of common stock in “at the market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”), for net proceeds of $1.2 million after deducting underwriting discounts and commissions and other offering related costs. As of March 31, 2021, there was up to $94.5 million available for future issuance of shares of common stock under the ATM Sales Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S‑X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 11, 2021 with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its wholly-owned subsidiary, RAPT Therapeutics Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

Royalties: If an agreement includes sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to the accounting under the original lease guidance (Topic 840). ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments as well as a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company’s fiscal year beginning after December 15, 2021 and early adoption is permitted. The Company intends to adopt the new guidance as of January 1, 2022. The Company is currently evaluating the impact of adopting ASU 2016-02.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amended the guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to increase awareness of the amendments and to expedite improvements to Topic 326. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses, Topic 326, which provided companies an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13; instead, these amendments are intended to clarify and improve operability of certain topics. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defer the effective date of the new credit loss standard. ASU 2016-13 and its related amendments are effective for the Company’s fiscal year beginning after December 15, 2022 and early adoption is permitted. The Company is currently assessing when it will adopt ASU 2016-13 and the impact that adoption will have on its condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Financial instruments such as cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of March 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$22,561	$—	$—	$22,561
Corporate debt	Level 2	36,883	16	(17)	36,882
Commercial paper	Level 2	25,483	—	—	25,483
U.S. government agency securities	Level 2	11,318	3	—	11,321
Total		$96,245	$19	$(17)	$96,247

		As of March 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$89,979	$—	$—	$89,979
Corporate debt	Level 2	26,974	—	(217)	26,757
Commercial paper	Level 2	19,913	—	—	19,913
Total		$136,866	$—	$(217)	$136,649

The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of March 31, 2021 were temporary in nature.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of March 31, 2021 (in thousands):

March 31, 2021
Due in less than one year	$82,079
Due in more than one year	14,168
Total	$96,247

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$6,187	$5,966
Leasehold improvements	3,294	3,294
Computer equipment	416	447
Furniture and fixtures	394	357
Total property and equipment	10,291	10,064
Less accumulated depreciation and amortization	(7,362)	(7,082)
Property and equipment, net	$2,929	$2,982

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development expenses	$2,060	$1,576
Accrued compensation	2,167	2,967
Accrued professional and consulting services	248	129
Other	64	263
Total accrued expenses	$4,539	$4,935

6. Collaboration Agreements

Collaboration and License Agreement with Hanmi

In December 2019, the Company entered into a Collaboration and License Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Ltd. (“Hanmi”), pursuant to which the Company granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights.

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

The transaction price as of March 31, 2021 was $10.4 million, consisting of the upfront fee of $4.0 million, the near-term milestone payment of $6.0 million, and $0.4 million related to the supply of FLX475 to Hanmi. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the three months ended March 31, 2021, the Company recognized $1.2 million as revenue pursuant to the Hanmi Agreement. As of March 31, 2021 and December 31, 2020, deferred revenue related to the Hanmi Agreement was $4.1 million and $5.0 million, respectively. The deferred revenue is expected to be recognized over the remaining period of the Company’s Phase 1/2 clinical trial of FLX475.

7. Common Stock

As of March 31, 2021, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,967,417
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	40,500
Options available for future grants	2,902,832
Shares reserved under the 2019 Employee Stock Purchase Plan	393,347
Total	5,304,096

8. Stock-based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the three months ended March 31, 2021:

			Weighted	Average
			Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Shares	Shares	Price Per	Term	Value
	Available	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2020	2,415,710	1,481,100	$16.13	8.36	$11,123
Stock options authorized	990,934	—
Stock options granted	(557,895)	557,895	19.52
Stock options exercised	—	(17,495)	6.56
Stock options forfeited	54,083	(54,083)	19.37
Balances at March 31, 2021	2,902,832	1,967,417	$16.91	8.58	$11,875

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the three months ended March 31, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2020	56,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(14,125)	44.66
RSUs forfeited	(1,875)	44.66
Balances at March 31, 2021	40,500	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Research and development	$1,474	$1,082
General and administrative	1,213	1,006
Total stock-based compensation expense	$2,687	$2,088

As of March 31, 2021, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $18.0 million. This unrecognized stock-based compensation expense is expected to be recognized over 3.0 years.

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

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $0.8 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

9. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(16,514)	$(13,139)
Denominator:
Weighted average common shares outstanding	24,844,946	23,317,161
Less: weighted-average unvested common shares subject to repurchase	—	(51,098)
Weighted-average shares used to compute net loss per share, basic and diluted	24,844,946	23,266,063
Net loss per share, basic and diluted	$(0.66)	$(0.56)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2021	2020
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,967,417	1,579,037
Estimated shares issuable under the 2019 ESPP	52,468	32,918
RSUs subject to future vesting	40,500	—
Total	2,060,385	1,611,955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021. This discussion includes both historical information and forward-looking statements that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report.

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

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of March 31, 2021, we had an accumulated deficit of $231.4 million. We have incurred net losses of $16.5 million and $13.1 million for the three months ended March 31, 2021 and 2020, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2021, we had cash and cash equivalents and marketable securities of $98.4 million and working capital of $91.5 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until we can generate significant revenue from sales of our drug candidates, if ever, we expect to finance our operations through equity or debt financings or other capital sources, including potential collaborations with other companies, or other strategic transactions. Adequate funding may not be available to us on acceptable terms or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our drug candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

Impact of COVID-19 Pandemic

We have been impacted and may continue to be impacted by the global pandemic of the disease referred to as COVID-19 and the responses by government entities to combat the pandemic. We have been closely monitoring and continue to monitor the impact of COVID‑19 on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, delaying our clinical trials, limiting our employees from coming to work at our facility and delaying services from third-party service providers. We re-started lab operations in the second quarter of 2020. However, operations are limited by protocols implemented to protect the health of our employees. Depending on how long the pandemic continues or if it intensifies, it is possible that these or other challenges may have a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid and we are actively managing our response and assessing potential impacts to our financial condition and other operations, employees, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to numerous uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

Components of Operating Results

Revenue

Revenue recognized during the periods presented relate to the Hanmi Agreement that we entered into in December 2019.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. Our critical accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
Revenue	$1,222	$935	$287	31%
Operating expenses:
Research and development	13,771	10,683	3,088	29%
General and administrative	4,012	3,289	723	22%
Total operating expenses	17,783	13,972	3,811	27%
Loss from operations	(16,561)	(13,037)	(3,524)	27%
Other income, net	47	135	(88)	(65)%
Net loss before taxes	(16,514)	(12,902)	(3,612)	28%
Provision for income taxes	—	237	(237)	*
Net loss	$(16,514)	$(13,139)	$(3,375)	26%

*: percentage not meaningful

Revenue

Revenue for the three months ended March 31, 2021 and 2020 was $1.2 million and $0.9 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement.

Research and Development Expenses

Research and development expenses increased $3.1 million, or 29%, to $13.8 million for the three months ended March 31, 2021 from $10.7 million for the three months ended March 31, 2020. The increase in research and development expenses was primarily due to an increase of $1.4 million in clinical trial costs relating to FLX475, an increase of $0.5 million in clinical trial costs relating to RPT193, an increase of $0.4 million in stock-based compensation expense, an increase of $0.5 million in personnel costs and an increase of $0.4 million in facilities costs, offset by a decrease of $0.1 million in laboratory supplies purchases.

The following is a comparison of research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
External development expenses:
FLX475	$3,330	$1,909
RPT193	2,215	1,663
Other programs	433	490
Internal research and development expenses	7,793	6,621
Total research and development expenses	$13,771	$10,683

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 22%, to $4.0 million for the three months ended March 31, 2021 from $3.3 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $0.3 million in stock-based compensation expense, an increase of $0.1 million in personnel costs and an increase of $0.3 million in insurance expense.

Other Income, Net

Other income, net decreased $88 thousand, or 65%, to $47 thousand for the three months ended March 31, 2021 from $135 thousand for the three months ended March 31, 2020. The decrease was driven primarily by lower interest income for the three months ended March 31, 2021.

Liquidity and Capital Resources; Plan of Operations

We had cash and cash equivalents and marketable securities of $98.4 million and working capital of $91.5 million as of March 31, 2021. Our cash equivalents were held primarily in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At March 31, 2021, we had an accumulated deficit of $231.4 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,910)	$(8,745)
Investing activities	12,411	(46,981)
Financing activities	1,301	69,872
Net increase (decrease) in cash and cash equivalents	$(198)	$14,146

Cash Used in Operating Activities

Net cash used in operating activities was $13.9 million for the three months ended March 31, 2021, reflecting a net loss of $16.5 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense totaling $3.2 million and a net decrease in operating assets and liabilities of $0.6 million.

Net cash used in operating activities was $8.7 million for the three months ended March 31, 2020, reflecting a net loss of $13.1 million offset by a net increase in operating assets and liabilities of $1.9 million and by non-cash charges for depreciation, amortization and stock-based compensation expense totaling $2.5 million.

Cash Used in Investing Activities

Cash provided by investing activities was $12.4 million for the three months ended March 31, 2021, primarily from proceeds from maturities of marketable securities of $28.4 million, offset by the purchase of marketable securities for $15.7 million. Cash used in investing activities was $47.0 million for the three months ended March 31, 2020, primarily from the purchase of marketable securities of $46.9 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2021 primarily from the $1.2 million in net proceeds from the sale of shares under the ATM Sales Agreement. Net cash provided by financing activities was $69.9 million for the three months ended March 31, 2020, primarily from $69.8 million in net proceeds from our follow-on offering in February 2020.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 11, 2021 with the SEC.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2021 and December 31, 2020.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $16.5 million and $13.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $231.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

As of March 31, 2021, we had $98.4 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

As of March 31, 2021, we had 67 full-time employees. Our focus on the development of FLX475, RPT193 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, (the “ACA”), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. While Congress has not passed comprehensive repeal legislation, it enacted the Tax Cuts and Jobs Act of 2017, (the “Tax Act”), which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, that is commonly referred to as the ‘‘individual mandate.’’ Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. In December 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA and, therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet to rule on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

In November 2019, we issued an aggregate of 3,427,360 shares of our common stock in our IPO at a price of $12.00 per share pursuant to a registration statement on Form S-1 (File No. 333-232572), which was declared effective by the SEC on October 30, 2019. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 1, 2019 pursuant to Rule 424(b).

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

Date: May 11, 2021

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)