Form 10-Q
period 2021-06-30
RAPT Therapeutics, Inc.
filed 2021-08-11
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 6, 2021, there were 29,488,367 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$86,220	$24,918
Marketable securities	137,084	86,592
Prepaid expenses and other current assets	4,651	4,088
Total current assets	227,955	115,598
Property and equipment, net	2,737	2,982
Other assets	389	389
Total assets	$231,081	$118,969
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,714	$2,383
Accrued expenses	5,068	4,935
Deferred revenue, current	2,283	4,096
Other current liabilities	329	328
Total current liabilities	10,394	11,742
Deferred rent, net of current portion	2,141	2,185
Deferred revenue, non-current	967	863
Total liabilities	13,502	14,790
Commitments
Stockholders' equity:
Preferred stock	—	—
Common stock	3	2
Additional paid-in capital	465,179	319,196
Accumulated other comprehensive loss	(137)	(177)
Accumulated deficit	(247,466)	(214,842)
Total stockholders' equity	217,579	104,179
Total liabilities and stockholders' equity	$231,081	$118,969

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$869	$1,277	$2,091	$2,212
Operating expenses:
Research and development	13,190	10,986	26,961	21,669
General and administrative	3,760	2,802	7,772	6,091
Total operating expenses	16,950	13,788	34,733	27,760
Loss from operations	(16,081)	(12,511)	(32,642)	(25,548)
Other income (expense), net	(29)	391	18	526
Net loss before taxes	(16,110)	(12,120)	(32,624)	(25,022)
Provision for income taxes	—	267	—	504
Net loss	$(16,110)	$(12,387)	$(32,624)	$(25,526)
Other comprehensive income (loss):
Foreign currency translation adjustment	70	(199)	108	5
Unrealized gain (loss) on marketable securities	(18)	369	(68)	152
Total comprehensive loss	$(16,058)	$(12,217)	$(32,584)	$(25,369)
Net loss per share, basic and diluted	$(0.63)	$(0.51)	$(1.29)	$(1.08)
Weighted average number of shares used in computing net loss per share, basic and diluted	25,589,947	24,336,102	25,217,542	23,743,058

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	24,773,361	$2	$319,196	$(177)	$(214,842)	$104,179
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	—	—	57,100	—	1,180	—	—	1,180
Issuances from employee stock plans	—	—	31,620	—	121	—	—	121
Stock-based compensation	—	—	—	—	2,687	—	—	2,687
Foreign currency translation adjustment	—	—	—	—	—	38	—	38
Unrealized loss on marketable securities	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	(16,514)	(16,514)
Balance at March 31, 2021	—	$—	24,862,081	$2	$323,184	$(189)	$(231,356)	$91,641
Issuance of common stock from the public offering, net of issuance costs	—	—	4,356,060	1	134,581	—	—	134,582
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	—	—	157,871	—	3,510	—	—	3,510
Issuances from employee stock plans	—	—	99,909	—	1,016	—	—	1,016
Stock-based compensation	—	—	—	—	2,888	—	—	2,888
Foreign currency translation adjustment	—	—	—	—	—	70	—	70
Unrealized loss on marketable securities	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(16,110)	(16,110)
Balance at June 30, 2021	—	$—	29,475,921	$3	$465,179	$(137)	$(247,466)	$217,579

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	—	$—	21,833,037	$2	$235,049	$20	$(161,950)	$73,121
Issuance of common stock, net of issuance costs	—	—	2,500,000	—	69,842	—	—	69,842
Issuances from employee stock plans	—	—	970	—	30	—	—	30
Stock-based compensation	—	—	—	—	2,088	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	—	204	—	204
Unrealized loss on marketable securities	—	—	—	—	—	(217)	—	(217)
Net loss	—	—	—	—	—	—	(13,139)	(13,139)
Balance at March 31, 2020	—	$—	24,334,007	$2	$307,009	$7	$(175,089)	$131,929
Issuances from employee stock plans	—	—	108,835	—	864	—	—	864
Stock-based compensation	—	—	—	—	2,035	—	—	2,035
Foreign currency translation adjustment	—	—	—	—	—	(199)	—	(199)
Unrealized gain on marketable securities	—	—	—	—	—	369	—	369
Net loss	—	—	—	—	—	—	(12,387)	(12,387)
Balance at June 30, 2020	—	$—	24,442,842	$2	$309,908	$177	$(187,476)	$122,611

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net loss	$(32,624)	$(25,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	430	51
Depreciation and amortization	536	595
Stock-based compensation expense	5,575	4,123
Gain on foreign currency translation	108	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(563)	(4)
Accounts payable, accrued expenses, and other current liabilities	471	1,811
Deferred revenue	(1,709)	3,788
Deferred rent	(50)	(15)
Net cash used in operating activities	(27,826)	(15,172)
Investing activities
Purchase of marketable securities	(118,705)	(111,892)
Proceeds from maturities of marketable securities	67,715	8,000
Purchase of property and equipment	(291)	(98)
Net cash used in investing activities	(51,281)	(103,990)
Financing activities
Proceeds from public offering, net of issuance costs	134,582	69,842
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	4,690	—
Proceeds from issuance of common stock under the employee stock plans	1,137	894
Net cash provided by financing activities	140,409	70,736
Net increase (decrease) in cash and cash equivalents	61,302	(48,426)
Cash and cash equivalents at beginning of period	24,918	77,383
Cash and cash equivalents at end of period	$86,220	$28,957
Supplemental disclosures of non-cash investing and financing information
Issuance costs related to public offering included in accrued expenses	$403	$—

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

The Company is located in South San Francisco, California.

Equity Financings

During the six months ended June 30, 2021, the Company sold 214,971 shares of common stock in “at the market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”), for net proceeds of $4.7 million after deducting commissions and other offering related costs. As of June 30, 2021, there was up to $90.9 million available for future issuance of shares of common stock under the ATM Sales Agreement.

In June 2021, pursuant to the shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (“SEC”) on November 16, 2020, the Company completed a public offering (“2021 Public Offering”) of 4,356,060 shares of common stock, including 568,181 shares of the common stock issued in connection with the exercise by the underwriters of their over-allotment option, at a public offering price of $33.00 per share. The Company received approximately $134.6 million in net proceeds from the 2021 Public Offering, after deducting underwriting discounts and other offering-related costs.

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

The fair value of restricted stock awards granted after the Company’s initial public offering (“IPO”) is determined based on the stock price on the date of grant. The estimated fair value is amortized as compensation expense over the service period of the award.

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

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to the accounting under the original lease guidance (Topic 840). ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments as well as a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company’s fiscal year beginning after December 15, 2021 and early adoption is permitted. The Company intends to adopt the new guidance as of January 1, 2022. The Company is currently evaluating the impact of adopting ASU 2016-02.

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

Assets and liabilities recorded at fair value on a recurring basis in the balance sheet are categorized based on the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of June 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$84,393	$—	$—	$84,393
Corporate debt	Level 2	72,797	9	(28)	72,778
Commercial paper	Level 2	45,530	—	—	45,530
U.S. government agency securities	Level 2	18,773	3	—	18,776
Total		$221,493	$12	$(28)	$221,477

		As of December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$21,333	$—	$—	$21,333
Corporate debt	Level 2	32,164	48	—	32,212
Asset-backed securities	Level 2	12,367	2	(1)	12,368
Commercial paper	Level 2	28,962	—	—	28,962
U.S. government agency securities	Level 2	13,047	3	—	13,050
Total		$107,873	$53	$(1)	$107,925

The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of June 30, 2021 were temporary in nature.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of June 30, 2021 (in thousands):

June 30, 2021
Due in less than one year	$169,222
Due in more than one year	52,255
Total	$221,477

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$6,251	$5,966
Leasehold improvements	3,294	3,294
Computer equipment	404	447
Furniture and fixtures	394	357
Total property and equipment	10,343	10,064
Less accumulated depreciation and amortization	(7,606)	(7,082)
Property and equipment, net	$2,737	$2,982

Depreciation and amortization expense was $0.2 million and $0.4 million for the three months ended June 30, 2021 and 2020, and $0.5 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development expenses	$2,136	$1,576
Accrued compensation	2,272	2,967
Accrued professional and consulting services	620	129
Other	40	263
Total accrued expenses	$5,068	$4,935

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

The transaction price as of June 30, 2021 was $10.4 million, consisting of the upfront fee of $4.0 million, the near-term milestone payment of $6.0 million, and $0.4 million related to the supply of FLX475 to Hanmi. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the three and six months ended June 30, 2021, the Company recognized $0.9 million and $2.1 million, respectively, as revenue pursuant to the Hanmi Agreement. As of June 30, 2021 and December 31, 2020, deferred revenue related to the Hanmi Agreement was $3.3 million and $5.0 million, respectively. The deferred revenue is expected to be recognized over the remaining period of the Company’s Phase 1/2 clinical trial of FLX475.

7. Common Stock

As of June 30, 2021, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,984,626
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	40,500
Options available for future grants under the 2019 Equity Incentive Plan	2,782,334
Shares reserved under the 2019 Employee Stock Purchase Plan	342,214
Total	5,149,674

8. Stock-based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the six months ended June 30, 2021:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2020	1,481,100	$16.13	8.36	$11,123
Stock options authorized	—
Stock options granted	679,895	19.73
Stock options exercised	(66,271)	8.91
Stock options forfeited	(110,098)	20.53
Balances at June 30, 2021	1,984,626	$17.36	8.43	$30,488

As of June 30, 2021, 2,782,334 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the six months ended June 30, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2020	56,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(14,125)	44.66
RSUs forfeited	(1,875)	44.66
Balances at June 30, 2021	40,500	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,627	$1,243	$3,101	$2,325
General and administrative	1,261	792	2,474	1,798
Total stock-based compensation expense	$2,888	$2,035	$5,575	$4,123

As of June 30, 2021, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $17.0 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.8 years.

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

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $1.0 million and $1.8 million for the three and six months ended June 30, 2021, respectively, and $0.8 million and $1.3 million for the three and six months ended June 30, 2020, respectively.

9. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(16,110)	$(12,387)	$(32,624)	$(25,526)
Denominator:
Weighted average common shares outstanding	25,589,947	24,376,891	25,217,542	23,788,944
Less: weighted-average unvested common shares subject to repurchase	—	(40,789)	—	(45,886)
Weighted-average shares used to compute net loss per share, basic and diluted	25,589,947	24,336,102	25,217,542	23,743,058
Net loss per share, basic and diluted	$(0.63)	$(0.51)	$(1.29)	$(1.08)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2021	2020
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,984,626	1,525,827
Estimated shares issuable under the 2019 ESPP	9,965	16,457
RSUs subject to future vesting	40,500	56,500
Total	2,035,091	1,598,784

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

In June 2021, we announced positive topline results from our randomized placebo-controlled Phase 1b clinical trial of RPT193 as monotherapy in 31 patients with moderate-to-severe atopic dermatitis (AD). After four weeks of treatment, patients with moderate-to-severe AD who received RPT193 showed a 36.3% improvement from baseline in the Eczema Area and Severity Index (EASI) score, a standard measure of disease severity, compared to 17.0% in the placebo group. In the two-week period following the end of treatment, the RPT193 group showed continued improvement and further separation from placebo with a 53.2% improvement in the EASI score at the six-week time point compared to 9.6% in the placebo group. RPT193 was well tolerated in the Phase 1b study. No serious adverse events were reported, and all adverse events reported were mild or moderate in intensity.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of June 30, 2021, we had an accumulated deficit of $247.5 million. We have incurred net losses of $16.1 million and $12.4 million for the three months ended June 30, 2021 and 2020, respectively, and $32.6 million and $25.5 million for the six months ended June 30, 2021 and 2020, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In June 2021, we completed the 2021 Public Offering of 4,356,060 shares of common stock at a public offering price of $33.00 per share and received approximately $134.6 million in net proceeds from the 2021 Public Offering, after deducting underwriting discounts and other offering-related costs. As of June 30, 2021, we had cash and cash equivalents and marketable securities of $223.3 million and working capital of $217.6 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

Impact of COVID-19 Pandemic

We have been impacted and may continue to be impacted by the global pandemic of the disease referred to as COVID-19 and the responses by government entities to combat the pandemic. We continue to monitor the impact of COVID‑19 on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, slowing recruitment in our clinical trials, limiting some of our employees from coming to work at our facility and delaying services from third-party service providers. We have instituted flexible work hours and protocols to protect the health of our employees, which has limited some of our operations. Depending on how long the pandemic continues or if it intensifies, it is possible that these or other challenges may have a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid and we are actively managing our response and assessing potential impacts to our financial condition and other operations, employees, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to numerous uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

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

Other Income (Expense), Net

Our cash and cash equivalents and marketable securities are invested in money market funds, corporate debt securities, commercial paper and U.S. government agency securities. Other income (expense), net, consists primarily of interest earned on our cash and cash equivalents and marketable securities and remeasurement gains and losses on foreign currency transactions.

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

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. Our critical accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change
Revenue	$869	$1,277	$(408)	(32)%
Operating expenses:
Research and development	13,190	10,986	2,204	20%
General and administrative	3,760	2,802	958	34%
Total operating expenses	16,950	13,788	3,162	23%
Loss from operations	(16,081)	(12,511)	(3,570)	29%
Other income (expense), net	(29)	391	(420)	(107)%
Net loss before taxes	(16,110)	(12,120)	(3,990)	33%
Provision for income taxes	—	267	(267)	*
Net loss	$(16,110)	$(12,387)	$(3,723)	30%

*: percentage not meaningful

Revenue

Revenue for the three months ended June 30, 2021 and 2020 was $0.9 million and $1.3 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized for the performance obligation by applying the cost-based input method over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

Research and Development Expenses

Research and development expenses increased $2.2 million, or 20%, to $13.2 million for the three months ended June 30, 2021 from $11.0 million for the three months ended June 30, 2020. The increase in research and development expenses was primarily due to increases of $1.3 million in clinical trial costs relating to FLX475, $0.1 million in development costs related to other programs, $0.5 million in stock-based compensation expense, $0.4 million in laboratory supplies expense and $0.2 million in facilities costs, offset by a decrease of $0.3 million in clinical trial costs relating to RPT193.

The following is a comparison of research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30,
	2021	2020
External development expenses:
FLX475	$3,870	$2,605
RPT193	998	1,300
Other programs	502	418
Internal research and development expenses	7,820	6,663
Total research and development expenses	$13,190	$10,986

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 34%, to $3.8 million for the three months ended June 30, 2021 from $2.8 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to increases of $0.4 million in stock-based compensation expense, $0.3 million in insurance expense and $0.3 million in personnel costs.

Other Income (Expense), Net

Other income, net decreased $0.4 million, or 107%, to a net expense of $29 thousand for the three months ended June 30, 2021 from $0.4 million net income for the three months ended June 30, 2020. The decrease was driven primarily by lower interest income for the three months ended June 30, 2021 and remeasurement gains and losses related to foreign currency transactions for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change
Revenue	$2,091	$2,212	$(121)	*
Operating expenses:
Research and development	26,961	21,669	5,292	24%
General and administrative	7,772	6,091	1,681	28%
Total operating expenses	34,733	27,760	6,973	25%
Loss from operations	(32,642)	(25,548)	(7,094)	28%
Other income, net	18	526	(508)	(97)%
Net loss before taxes	(32,624)	(25,022)	(7,602)	30%
Provision for income taxes	—	504	(504)	*
Net loss	$(32,624)	$(25,526)	$(7,098)	28%

Revenue

Revenue for the six months ended June 30, 2021 and 2020 was $2.1 million and $2.2 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized for the performance obligation by applying the cost-based input method over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

Research and Development Expenses

Research and development expenses increased $5.3 million, or 24%, to $27.0 million for the six months ended June 30, 2021 from $21.7 million for the six months ended June 30, 2020. The increase in research and development expenses was primarily due to increases of $2.7 million in clinical trial costs relating to FLX475, $0.3 million in clinical trial costs relating to RPT193, $0.8 million in stock-based compensation expense, $0.7 million in personnel costs, $0.5 million in facilities costs and $0.3 million in laboratory supplies purchases.

The following is a comparison of research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30,
	2021	2020
External development expenses:
FLX475	$7,200	$4,515
RPT193	3,213	2,963
Other Programs	936	908
Internal research and development expenses	15,612	13,283
Total research and development expenses	$26,961	$21,669

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 28%, to $7.8 million for the six months ended June 30, 2021 from $6.1 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to increases of $0.7 million in stock-based compensation expense, $0.5 million in insurance expense and $0.5 million in personnel costs.

Other Income, Net

Other income, net decreased $0.5 million, or 97%, to $18 thousand for the six months ended June 30, 2021 from $0.5 million for the six months ended June 30, 2020. The decrease was driven primarily by lower interest income for the six months ended June 30, 2021 and remeasurement gains and losses related to foreign currency transactions for the six months ended June 30, 2021.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In June 2021, we completed the 2021 Public Offering of 4,356,060 shares of common stock at a public offering price of $33.00 per share and received approximately $134.6 million in net proceeds from the 2021 Public Offering, after deducting underwriting discounts and other offering-related costs. We had cash and cash equivalents and marketable securities of $223.3 million and working capital of $217.6 million as of June 30, 2021. Our cash equivalents were held primarily in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At June 30, 2021, we had an accumulated deficit of $247.5 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(27,826)	$(15,172)
Investing activities	(51,281)	(103,990)
Financing activities	140,409	70,736
Net increase (decrease) in cash and cash equivalents	$61,302	$(48,426)

Cash Used in Operating Activities

Net cash used in operating activities was $27.8 million for the six months ended June 30, 2021, reflecting a net loss of $32.6 million and a net decrease in operating assets and liabilities of $1.8 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense totaling $6.6 million.

Net cash used in operating activities was $15.2 million for the six months ended June 30, 2020, reflecting a net loss of $25.5 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense totaling $4.8 million and by a net increase in operating assets and liabilities of $5.6 million.

Cash Used in Investing Activities

Cash used in investing activities was $51.3 million for the six months ended June 30, 2021, primarily from the purchase of marketable securities for $118.7 million and purchase of property and equipment of $0.3 million, offset by the proceeds from maturities of marketable securities of $67.7 million. Cash used in investing activities was $104.0 million for the six months ended June 30, 2020, primarily from the purchase of marketable securities for $111.9 million, offset by the proceeds from maturities of marketable securities of $8.0 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $140.4 million for the six months ended June 30, 2021 primarily from the $134.6 million in net proceeds from our 2021 Public Offering, $4.7 million in net proceeds from the sale of shares under the ATM Sales Agreement and $1.1 million in net proceeds from our employee stock plans. Net cash provided by financing activities was $70.7 million for the six months ended June 30, 2020, primarily from $69.8 million in net proceeds from our follow-on offering in February 2020 and $0.9 million in net proceeds from our employee stock plans.

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2021 and December 31, 2020.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $16.1 million and $12.4 million for the three months ended June 30, 2021 and 2020, respectively, and $32.6 million and $25.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $247.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we have successfully completed preclinical studies and a Phase 1 clinical trial with healthy volunteers for FLX475, are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors and have completed a Phase 1a/1b trial of RPT193 in healthy volunteers and patients with atopic dermatitis, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for FLX475, RPT193 or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of FLX475, RPT193 or any other potential drug candidates.

FLX475 and RPT193 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received FLX475 and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by FLX475, or that the responses were spontaneous and unrelated to either FLX475 or pembrolizumab. Additionally, although RPT193 has shown activity in several preclinical models and the Phase 1b portion of the Phase 1a/1b trial of RPT193 showed improvement compared to placebo in a common measure of disease severity in a small number of patients with atopic dermatitis, there is no guarantee that we will be able to proceed with clinical development of RPT193 or that it will benefit patients. Even though we have designed and selected our drug candidates to achieve an intended biological effect and to avoid certain others, and even if we have demonstrated this effect in preclinical models, there can be no assurance that the effect will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage biopharmaceutical companies such as ours.

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

We have completed a Phase 1 clinical trial with healthy volunteers for FLX475 and are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. In addition, we have completed a Phase 1a/1b trial of RPT193 in healthy volunteers and in patients with atopic dermatitis. We may ultimately discover that neither FLX475 nor RPT193 possesses certain properties that we currently believe are therapeutically effective or safe. For example, although RPT193 has exhibited encouraging results in preclinical models of atopic dermatitis and allergic asthma and showed improvement compared to placebo in a common measure of disease severity in a small number of patients with atopic dermatitis, it may not demonstrate the same properties in larger numbers of humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on RPT193. If FLX475, RPT193 or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In response to the public health directives and orders implemented in response to the COVID-19 pandemic, in March 2020 we transitioned to a remote working environment with limited lab operations. We re-started all lab operations and most of our lab-based personnel and certain essential personnel returned to work at our facility in the second quarter of 2020. However, many of our other personnel are still working remotely. We do not know if and when we may have to close our laboratories and office location, or when our facility will reopen for all personnel. The COVID-19 containment measures, including travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns, have disrupted and may continue to disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

As of June 30, 2021, we had $223.3 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

As of June 30, 2021, we had 69 full-time employees. Our focus on the development of FLX475, RPT193 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

We and our current and any of our future collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”)), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and remain in effect through 2030, unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020 through December 31, 2021 by COVID-19 relief legislation. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers also have been delayed until January 1, 2023. On November 20, 2020, the Center for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2021

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)