Form 10-Q
period 2021-09-30
RAPT Therapeutics, Inc.
filed 2021-11-10
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, there were 29,546,058 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$59,999	$24,918
Marketable securities	150,787	86,592
Prepaid expenses and other current assets	3,709	4,088
Total current assets	214,495	115,598
Property and equipment, net	2,578	2,982
Other assets	389	389
Total assets	$217,462	$118,969
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,017	$2,383
Accrued expenses	6,845	4,935
Deferred revenue, current	1,538	4,096
Other current liabilities	295	328
Total current liabilities	12,695	11,742
Deferred rent, net of current portion	2,149	2,185
Deferred revenue, non-current	745	863
Total liabilities	15,589	14,790
Commitments
Stockholders' equity:
Preferred stock	—	—
Common stock	3	2
Additional paid-in capital	467,942	319,196
Accumulated other comprehensive income (loss)	45	(177)
Accumulated deficit	(266,117)	(214,842)
Total stockholders' equity	201,873	104,179
Total liabilities and stockholders' equity	$217,462	$118,969

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$966	$1,528	$3,057	$3,740
Operating expenses:
Research and development	15,725	12,912	42,686	34,581
General and administrative	3,774	3,197	11,546	9,288
Total operating expenses	19,499	16,109	54,232	43,869
Loss from operations	(18,533)	(14,581)	(51,175)	(40,129)
Other income (expense), net	(118)	237	(100)	763
Net loss before taxes	(18,651)	(14,344)	(51,275)	(39,366)
Provision for income taxes	—	287	—	791
Net loss	$(18,651)	$(14,631)	$(51,275)	$(40,157)
Other comprehensive income (loss):
Foreign currency translation adjustment	173	(70)	281	(65)
Unrealized gain (loss) on marketable securities	9	(33)	(59)	119
Total comprehensive loss	$(18,469)	$(14,734)	$(51,053)	$(40,103)
Net loss per share, basic and diluted	$(0.63)	$(0.60)	$(1.92)	$(1.67)
Weighted average number of shares used in computing net loss per share, basic and diluted	29,491,857	24,449,115	26,663,209	23,989,926

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	24,773,361	$2	$319,196	$(177)	$(214,842)	$104,179
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	—	—	57,100	—	1,180	—	—	1,180
Issuances from employee stock plans	—	—	31,620	—	121	—	—	121
Stock-based compensation	—	—	—	—	2,687	—	—	2,687
Foreign currency translation adjustment	—	—	—	—	—	38	—	38
Unrealized loss on marketable securities	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	(16,514)	(16,514)
Balance at March 31, 2021	—	$—	24,862,081	$2	$323,184	$(189)	$(231,356)	$91,641
Issuance of common stock from the public offering, net of issuance costs	—	—	4,356,060	1	134,581	—	—	134,582
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	—	—	157,871	—	3,510	—	—	3,510
Issuances from employee stock plans	—	—	99,909	—	1,016	—	—	1,016
Stock-based compensation	—	—	—	—	2,888	—	—	2,888
Foreign currency translation adjustment	—	—	—	—	—	70	—	70
Unrealized loss on marketable securities	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(16,110)	(16,110)
Balance at June 30, 2021	—	$—	29,475,921	$3	$465,179	$(137)	$(247,466)	$217,579
Stock-based compensation	—	—	—	—	2,291	—	—	2,291
Issuances from employee stock plans	—	—	37,833	—	472			472
Foreign currency translation adjustment	—	—	—	—	—	173	—	173
Unrealized gain on marketable securities	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(18,651)	(18,651)
Balance at September 30, 2021	—	$—	29,513,754	$3	$467,942	$45	$(266,117)	$201,873

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	—	$—	21,833,037	$2	$235,049	$20	$(161,950)	$73,121
Issuance of common stock, net of issuance costs	—	—	2,500,000	—	69,842	—	—	69,842
Issuances from employee stock plans	—	—	970	—	30	—	—	30
Stock-based compensation	—	—	—	—	2,088	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	—	204	—	204
Unrealized loss on marketable securities	—	—	—	—	—	(217)	—	(217)
Net loss	—	—	—	—	—	—	(13,139)	(13,139)
Balance at March 31, 2020	—	$—	24,334,007	$2	$307,009	$7	$(175,089)	$131,929
Issuances from employee stock plans	—	—	108,835	—	864	—	—	864
Stock-based compensation	—	—	—	—	2,035	—	—	2,035
Foreign currency translation adjustment	—	—	—	—	—	(199)	—	(199)
Unrealized gain on marketable securities	—	—	—	—	—	369	—	369
Net loss	—	—	—	—	—	—	(12,387)	(12,387)
Balance at June 30, 2020	—	$—	24,442,842	$2	$309,908	$177	$(187,476)	$122,611
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	52,683	—	165	—	—	165
Stock-based compensation	—	—	—	—	2,005	—	—	2,005
Foreign currency translation adjustment	—	—	—	—	—	(70)	—	(70)
Unrealized loss on marketable securities	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(14,631)	(14,631)
Balance at September 30, 2020	—	$—	24,495,525	$2	$312,078	$74	$(202,107)	$110,047

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(51,275)	$(40,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	840	268
Depreciation and amortization	765	858
Stock-based compensation expense	7,866	6,128
Gain (loss) on foreign currency translation	281	(65)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	379	401
Accounts payable, accrued expenses and other current liabilities	3,551	5,207
Deferred revenue	(2,676)	2,260
Deferred rent	(76)	(25)
Net cash used in operating activities	(40,345)	(25,125)
Investing activities
Purchase of marketable securities	(148,050)	(122,706)
Proceeds from maturities of marketable securities	82,956	20,000
Purchase of property and equipment	(361)	(224)
Net cash used in investing activities	(65,455)	(102,930)
Financing activities
Proceeds from public offering, net of issuance costs	134,582	69,842
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	4,690	411
Proceeds from issuance of common stock under employee stock plans	1,609	648
Net cash provided by financing activities	140,881	70,901
Net increase (decrease) in cash and cash equivalents	35,081	(57,154)
Cash and cash equivalents at beginning of period	24,918	77,383
Cash and cash equivalents at end of period	$59,999	$20,229
Supplemental disclosures of non-cash investing and financing information
Issuance costs related to public offering included in accrued expenses	$370	$—

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

The Company is located in South San Francisco, California.

Equity Financings

In June 2021, pursuant to the shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (“SEC”) on November 16, 2020, the Company completed a public offering (“2021 Public Offering”) of 4,356,060 shares of common stock, including 568,181 shares of the common stock issued in connection with the exercise of the over-allotment option by the underwriters of their over-allotment option, at a public offering price of $33.00 per share. The Company received approximately $134.6 million in net proceeds from the 2021 Public Offering, after deducting underwriting discounts and other offering-related costs.

During the nine months ended September 30, 2021, the Company sold 214,971 shares of common stock in “at the market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”), for net proceeds of $4.7 million after deducting commissions and other offering related costs. As of September 30, 2021, there was up to $90.9 million available for future issuance of shares of common stock under the ATM Sales Agreement.

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

Marketable securities

Marketable securities primarily consist of commercial paper, corporate bonds and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to the accounting under the original lease guidance (Topic 840). ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments as well as a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company’s fiscal year beginning after December 15, 2021 and early adoption is permitted. The Company intends to adopt the new guidance as of January 1, 2022. The Company is currently evaluating the impact of adopting ASU 2016-02. The Company is in the process of evaluating the impact the adoption of this standard would have on its consolidated financial statements and disclosures and expects the new standard to materially increase the reported assets and liabilities on its consolidated balance sheets.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of September 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$58,368	$—	$—	$58,368
Corporate debt	Level 2	78,478	10	(24)	78,464
Commercial paper	Level 2	53,539	—	—	53,539
U.S. government agency securities	Level 2	18,777	7	—	18,784
Total		$209,162	$17	$(24)	$209,155

		As of December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$21,333	$—	$—	$21,333
Corporate debt	Level 2	32,164	48	—	32,212
Asset-backed securities	Level 2	12,367	2	(1)	12,368
Commercial paper	Level 2	28,962	—	—	28,962
U.S. government agency securities	Level 2	13,047	3	—	13,050
Total		$107,873	$53	$(1)	$107,925

The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of September 30, 2021 were temporary in nature.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of September 30, 2021 (in thousands):

September 30, 2021
Due in less than one year	$157,095
Due in more than one year	52,060
Total	$209,155

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$6,314	$5,966
Leasehold improvements	3,295	3,294
Computer equipment	411	447
Furniture and fixtures	394	357
Total property and equipment	10,414	10,064
Less accumulated depreciation and amortization	(7,836)	(7,082)
Property and equipment, net	$2,578	$2,982

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, and $0.8 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$2,960	$1,576
Accrued compensation	3,176	2,967
Accrued professional and consulting services	670	129
Other	39	263
Total accrued expenses	$6,845	$4,935

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

The transaction price as of September 30, 2021 was $10.4 million, consisting of the upfront fee of $4.0 million, the near-term milestone payment of $6.0 million, and $0.4 million related to the supply of FLX475 to Hanmi. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the three and nine months ended September 30, 2021, the Company recognized $1.0 million and $3.1 million, respectively, as revenue pursuant to the Hanmi Agreement. As of September 30, 2021 and December 31, 2020, deferred revenue related to the Hanmi Agreement was $2.3 million and $5.0 million, respectively. The deferred revenue is expected to be recognized over the estimated remaining period of the Company’s Phase 1/2 clinical trial of FLX475.

7. Common Stock

As of September 30, 2021, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,982,298
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	40,500
Options available for future grants under the 2019 Equity Incentive Plan	2,746,829
Shares reserved under the 2019 Employee Stock Purchase Plan	342,214
Total	5,111,841

8. Stock-based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the nine months ended September 30, 2021:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2020	1,481,100	$16.13	8.36	$11,123
Stock options authorized	—
Stock options granted	726,195	20.56
Stock options exercised	(104,104)	10.19
Stock options forfeited	(120,893)	21.07
Balances at September 30, 2021	1,982,298	$17.77	8.22	$28,364

As of September 30, 2021, 2,746,829 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the nine months ended September 30, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2020	56,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(14,125)	44.66
RSUs forfeited	(1,875)	44.66
Balances at September 30, 2021	40,500	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,207	$1,125	$4,308	$3,450
General and administrative	1,084	880	3,558	2,678
Total stock-based compensation expense	$2,291	$2,005	$7,866	$6,128

As of September 30, 2021, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $16.1 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.7 years.

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

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $0.5 million and $2.3 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively.

9. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(18,651)	$(14,631)	$(51,275)	$(40,157)
Denominator:
Weighted average common shares outstanding	29,491,857	24,474,157	26,663,209	24,019,746
Less: weighted-average unvested common shares subject to repurchase	—	(25,042)	—	(29,820)
Weighted-average shares used to compute net loss per share, basic and diluted	29,491,857	24,449,115	26,663,209	23,989,926
Net loss per share, basic and diluted	$(0.63)	$(0.60)	$(1.92)	$(1.67)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2021	2020
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	1,982,298	1,517,965
Estimated shares issuable under the 2019 ESPP	23,569	39,830
RSUs subject to future vesting	40,500	56,500
Total	2,046,367	1,614,295

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

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of September 30, 2021, we had an accumulated deficit of $266.1 million. We have incurred net losses of $18.7 million and $14.6 million for the three months ended September 30, 2021 and 2020, respectively, and $51.3 million and $40.2 million for the nine months ended September 30, 2021 and 2020, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In June 2021, we completed the 2021 Public Offering of 4,356,060 shares of common stock at a public offering price of $33.00 per share and received approximately $134.6 million in net proceeds, after deducting underwriting discounts and other offering-related costs. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $210.8 million and working capital of $201.8 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months following the filing date of this report.

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

Impact of COVID-19 Pandemic

We have been impacted and may continue to be impacted by the global pandemic of the disease referred to as COVID-19 and the responses by government entities to combat the pandemic. We continue to monitor the impact of COVID‑19 on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, slowing recruitment in our clinical trials, limiting some of our employees from coming to work at our facility and delaying services from third-party service providers. We have instituted flexible work hours and protocols to protect the health of our employees, which has limited some of our operations. Depending on how long the pandemic continues or if it intensifies, it is possible that these or other challenges may have a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid and we are actively managing our response and assessing potential impacts to our employees and operations, as well as to our financial condition, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to numerous uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

Components of Operating Results

Revenue

Revenue recognized during the periods presented relate to the Hanmi Agreement that we entered into in December 2019.

Research and Development Expenses

We expense both internal and external research and development costs as such expenses are incurred. We track the external research and development costs incurred for each of our drug candidates. However, we do not track our internal research and development costs by drug candidate as the related efforts and their costs are typically spread across multiple drug candidates.

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

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. Our critical accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
Revenue	$966	$1,528	$(562)	(37)%
Operating expenses:
Research and development	15,725	12,912	2,813	22%
General and administrative	3,774	3,197	577	18%
Total operating expenses	19,499	16,109	3,390	21%
Loss from operations	(18,533)	(14,581)	(3,952)	27%
Other income (expense), net	(118)	237	(355)	(150)%
Net loss before taxes	(18,651)	(14,344)	(4,307)	30%
Provision for income taxes	—	287	(287)	*
Net loss	$(18,651)	$(14,631)	$(4,020)	27%

*: percentage not meaningful

Revenue

Revenue for the three months ended September 30, 2021 and 2020 was $1.0 million and $1.5 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized by applying the cost-based input method for the performance obligation over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

Research and Development Expenses

Research and development expenses increased $2.8 million, or 22%, to $15.7 million for the three months ended September 30, 2021 from $12.9 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily due to increases of $1.3 million in development costs related to FLX475, $0.8 million in development costs related to RPT193, $0.1 million in stock-based compensation expense, $0.3 million in  personnel costs and $0.3 million in facilities costs.

The following is a comparison of research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30,
	2021	2020
External development expenses:
FLX475	$4,388	$3,118
RPT193	2,942	2,083
Other programs	511	550
Internal research and development expenses	7,884	7,161
Total research and development expenses	$15,725	$12,912

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 18%, to $3.8 million for the three months ended September 30, 2021 from $3.2 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to increases of $0.2 million in stock-based compensation expense, $0.2 million in insurance expense and $0.2 million in personnel and facilities costs.

Other Income (Expense), Net

Other income, net decreased $0.4 million, or 150%, to a net other expense of $0.1 million for the three months ended September 30, 2021 from $0.2 million net other income for the three months ended September 30, 2020. The decrease was driven primarily by lower interest income for the three months ended September 30, 2021 and remeasurement gains and losses related to foreign currency transactions for the three months ended September 30, 2021.

Comparison of the Nine months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
Revenue	$3,057	$3,740	$(683)	(18)%
Operating expenses:
Research and development	42,686	34,581	8,105	23%
General and administrative	11,546	9,288	2,258	24%
Total operating expenses	54,232	43,869	10,363	24%
Loss from operations	(51,175)	(40,129)	(11,046)	28%
Other income (expense), net	(100)	763	(863)	(113)%
Net loss before taxes	(51,275)	(39,366)	(11,909)	30%
Provision for income taxes	—	791	(791)	*
Net loss	$(51,275)	$(40,157)	$(11,118)	28%

*: percentage not meaningful

Revenue

Revenue for the nine months ended September 30, 2021 and 2020 was $3.1 million and $3.7 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized by applying the cost-based input method for the performance obligation over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

Research and Development Expenses

Research and development expenses increased $8.1 million, or 23%, to $42.7 million for the nine months ended September 30, 2021 from $34.6 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to increases of $4.0 million in development relating to FLX475, $1.1 million in development costs relating to RPT193, $0.9 million in stock-based compensation expense, $0.9 million in personnel costs, $0.9 million in facilities costs and $0.2 million in laboratory supplies spend.

The following is a comparison of research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
External development expenses:
FLX475	$11,588	$7,632
RPT193	6,155	5,046
Other Programs	1,447	1,458
Internal research and development expenses	23,496	20,445
Total research and development expenses	$42,686	$34,581

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $2.2 million, or 24%, to $11.5 million for the nine months ended September 30, 2021 from $9.3 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to increases of $0.9 million in stock-based compensation expense, $0.9 million in insurance expense and $0.3 million in personnel costs.

Other Income (Expense), Net

Other income, net decreased $0.9 million, or 113%, to a net other expense of $0.1 million for the nine months ended September 30, 2021 from net other income of $0.8 million for the nine months ended September 30, 2020. The decrease was driven primarily by lower interest income for the nine months ended September 30, 2021 and remeasurement gains and losses related to foreign currency transactions for the nine months ended September 30, 2021.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In June 2021, we completed the 2021 Public Offering of 4,356,060 shares of common stock at a public offering price of $33.00 per share and received approximately $134.6 million in net proceeds, after deducting underwriting discounts and other offering-related costs. We had cash and cash equivalents and marketable securities of $210.8 million and working capital of $201.8 million as of September 30, 2021. Our cash equivalents were held primarily in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At September 30, 2021, we had an accumulated deficit of $266.1 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(40,345)	$(25,125)
Investing activities	(65,455)	(102,930)
Financing activities	140,881	70,901
Net increase (decrease) in cash and cash equivalents	$35,081	$(57,154)

Cash Used in Operating Activities

Net cash used in operating activities was $40.3 million for the nine months ended September 30, 2021, reflecting a net loss of $51.3 million, partially offset by non-cash charges for primarily depreciation, amortization and stock-based compensation expense totaling $9.8 million and a net decrease in operating assets and liabilities of $1.2 million.

Net cash used in operating activities was $25.1 million for the nine months ended September 30, 2020 reflecting a net loss of $40.2 million, partially offset by non-cash charges for primarily depreciation, amortization and stock-based compensation expense of $7.2 million and a net decrease in operating assets and liabilities of $7.8 million.

Cash Used in Investing Activities

Cash used in investing activities was $65.5 million for the nine months ended September 30, 2021, primarily for the purchase of marketable securities for $148.1 million and purchase of property and equipment of $0.4 million, offset by the proceeds from maturities of marketable securities of $83.0 million. Cash used in investing activities was $102.9 million for the nine months ended September 30, 2020, primarily for the purchase of marketable securities for $122.7 million and purchase of property and equipment of $0.2 million, offset by the proceeds from maturities of marketable securities of $20.0 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $140.9 million for the nine months ended September 30, 2021 primarily from the $134.6 million in net proceeds from our 2021 Public Offering, $4.7 million in net proceeds from the sale of shares under the ATM Sales Agreement and $1.6 million in net proceeds from our employee stock plans. Net cash provided by financing activities was $70.9 million for the nine months ended September 30, 2020, primarily from $69.8 million in net proceeds from our follow-on offering in February 2020.

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity pursuant to indemnification agreements. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2021 and December 31, 2020.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $18.7 million and $14.6 million for the three months ended September 30, 2021 and 2020, respectively, and $51.3 million and $40.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $266.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

In response to the public health directives and orders implemented in response to the COVID-19 pandemic, in March 2020 we transitioned to a remote working environment with limited lab operations. We re-started all lab operations and most of our lab-based personnel and certain essential personnel returned to work at our facility in the second quarter of 2020. Many of our other personnel are still working remotely. We do not know if and when we may have to close our laboratories and office location. The COVID-19 containment measures, including travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns, have disrupted and may continue to disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

As of September 30, 2021, we had $210.8 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

As of September 30, 2021, we had 81 full-time employees. Our focus on the development of FLX475, RPT193 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

In addition, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information and provide consumers with additional causes of action. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). The CCPA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. For example, other states (such as Colorado and Virginia) have passed data privacy laws. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA, the CCPA or other U.S. privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We own a U.S. registered trademark for RAPT and a US registered trademark for a design used in our corporate logo. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we use for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be materially adversely affected.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers also have been delayed until January 1, 2023. On November 20, 2020, the Center for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation (“MFN”) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. In July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its product. Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for pharmaceutical products in the U.S. can differ significantly from payor to payor. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Further, coverage policies and third‑party reimbursement rates may change at any time. Thus, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Coverage and reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

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

Date: November 10, 2021

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)