Form 10-K
period 2021-12-31
RAPT Therapeutics, Inc.
filed 2022-03-10
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $622 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Market on June 30, 2021 of $31.79 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 4, 2022, the number of outstanding shares of the Registrant’s common stock, par value $0.0001 per share, was 29,573,318.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	estimates of our total addressable market, future revenue, expenses, capital requirements and our needs for additional financing;
•	the initiation, cost, timing, progress and results of research and development activities, preclinical or and clinical trials with respect to RPT193, FLX475 and potential future drug candidates;
•	our ability to identify, develop and commercialize drug candidates;
•	our ability to advance RPT193, FLX475 or other future drug candidates into, and successfully complete, preclinical studies and clinical or field trials;
•

our ability to obtain and maintain regulatory approval of RPT193, FLX475 or other future drug candidates, and any related restrictions, limitations and/or warnings in the label of an approved drug candidate;

•	our ability to develop and expand our drug discovery and development engine;
•	our ability to identify drug candidates using our drug discovery and development engine;
•	our ability to obtain funding for our operations;
•	our ability to obtain and maintain intellectual property protection for our technology and any of our drug candidates;
•	our ability to successfully commercialize any of our drug candidates;
•	the rate and degree of market acceptance of any of our drug candidates;
•	regulatory developments in the United States and international jurisdictions;
•	potential liability lawsuits and penalties related to our technology, our drug candidates and our current and future relationships with third parties;
•	our ability to attract and retain key scientific and management personnel;
•	our ability to effectively manage the growth of our operations;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our expectations regarding uses of proceeds from our initial public offering and our follow-on offerings;
•	potential effects of extensive government regulation;
•	our financial performance;
•	our expectation regarding the time during which we will be an emerging growth company under the JOBS Act;

•	the volatility of the trading price of our common stock; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

•

RPT193 and FLX475 are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability. Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. RPT193, FLX475 or other future drug candidates may not demonstrate the safety and efficacy necessary to support further clinical development or commercial viability.

•

We may not be successful in our efforts to use and expand our proprietary drug discovery and development engine to build a pipeline of drug candidates, and as an organization we have no history of successfully developing drugs.

•

Even if regulatory approval is obtained for RPT193, FLX475 or any other potential drug candidate, the drug candidate we commercialize may not achieve market acceptance and we may not generate any revenue from the sale or licensing of our drug candidates.

•

Undesirable side effects caused by RPT193, FLX475 or any other potential drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities, which could compromise our ability to market and derive revenue from our drug candidates.

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

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. Our lead inflammation drug candidate, RPT193, and our lead oncology drug candidate, FLX475, each target C-C motif chemokine receptor 4 (“CCR4”), a drug target that potentially has broad applicability in inflammatory diseases and oncology.

Our lead inflammation drug candidate, RPT193, is designed to selectively inhibit the migration of type 2 T helper cells (“Th2 cells”) into inflamed tissues. Th2 cells are known to be drivers of inflammatory diseases, including atopic dermatitis (“AD”), asthma, chronic spontaneous urticaria (skin rash), allergic rhinitis, chronic rhinosinusitis and eosinophilic esophagitis (inflammation of the esophagus). We believe RPT193, if approved, could fill an unmet medical need for a safe and well-tolerated oral drug in the treatment of allergic disorders. In June 2021, we announced positive topline results from our randomized placebo-controlled Phase 1b clinical trial of RPT193 as monotherapy in 31 patients with moderate-to-severe AD. After four weeks of treatment, patients who received RPT193 showed greater improvement from baseline compared to the placebo group in several standard measures of disease severity, including the Eczema Area and Severity Index (“EASI”) and the validated Investigator Global Assessment (“vIGA”). In the two-week period following the end of treatment, the RPT193 group showed continued improvement and further separation from placebo in these measures. We believe the results from this Phase 1b trial provide clinical proof-of-concept (“PoC”) in AD and potentially additional Th2-driven allergic indications.

Our lead oncology drug candidate, FLX475, is designed to selectively inhibit the migration of immunosuppressive regulatory T cells (“Treg”) into tumors. We are conducting a Phase 1/2 clinical trial investigating FLX475 as a monotherapy and in combination with pembrolizumab (KEYTRUDA®) to study the safety and potential clinical activity of FLX475 in patients with advanced cancer. In November 2020, we disclosed initial observations from the Phase 2 portion of the trial that demonstrated clinical activity of FLX475 as a monotherapy as well as in combination with pembrolizumab. We believe these early initial observations establish initial clinical PoC for FLX475. As of February 2022, we are enrolling four expanded Stage 2 cohorts and one cohort is still enrolling in Stage 1. We are also enrolling a separate Phase 2 clinical trial investigating FLX475 in combination with ipilimumab (YERVOY®) in patients with melanoma.

We internally discovered and designed all our drug candidates utilizing what we refer to as our “proprietary drug discovery and development engine.” Through our team’s deep expertise in immunology and drug discovery, supported by advanced computational biology and proprietary know-how, we are developing the ability to exploit difficult targets and generate drug candidates that we believe, if approved, will significantly improve treatment paradigms and outcomes for patients by fundamentally modulating the immune responses in a range of inflammatory diseases and cancers. We continue to invest in our proprietary discovery and development engine and are pursuing a range of targets to generate additional potential drug candidates.

We hold worldwide rights to each of our drug candidates, with the exception of the exclusive license granted to Hanmi Pharmaceutical Ltd. (“Hanmi”) for FLX475 in the Republic of Korea, the Republic of China (Taiwan), and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”).

Our Strategy

•

Advance RPT193 through clinical development across multiple inflammatory diseases. We are initially developing RPT193 for AD because we have established PoC and the characteristics of the disease are in-line with RPT193’s anti-inflammatory effect. In addition, we believe RPT193 has potential clinical translatability in a variety of inflammatory diseases beyond AD, including allergic asthma, chronic spontaneous urticaria, chronic rhinosinusitis, allergic rhinitis and eosinophilic esophagitis.
•

Advance FLX475 through clinical development to commercialization in charged tumor types, which represent cancer types we believe are most likely to respond to FLX475. We are evaluating FLX475’s efficacy in multiple tumor types both as a single agent and in combination with other immuno-oncology agents such as a programmed cell death 1 (“PD-1”) and cytotoxic T-lymphocyte-associated protein 4 (“CTLA-4”) checkpoint inhibitors. Our goal is to expeditiously progress into registrational trials to ultimately enable treatment of cancer patients for whom current treatments are inadequate.

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

1)

Computationally-Driven Disease Target and Biomarker Identification. We use proprietary methods to identify targets that we believe have a high propensity to drive the immune response in disease states by computationally screening a combination of proprietary and public databases. Through this process we also identify biomarkers that can guide our clinical development strategy and increase the probability of clinical success. A computational screen we designed to seek tumor-infiltrating lymphocyte modulating genes identified CCR4 and HPK1 as potential targets. In addition to well-known and clinically validated targets such as PD-1 and CTLA-4, our target identification approach has also uncovered what we believe are key immune drivers of pathology that have not been fully explored but which may offer significant therapeutic potential.

2)

Efficient Design of Small Molecule Drug Properties. Key to our rapid discovery of small molecules is our use of structure and pharmacophore-based drug design strategies, machine-learning assisted structure-activity-relationships to improve potency, selectivity and pharmacokinetic properties and early testing in physiologically-relevant immune assays to rapidly identify highly selective, orally-administered small molecules. This seamless integration of biology, chemistry and pharmacokinetic disciplines allows for rapid cycle times and quick iterations between hypothesis and compound selection. We use these strategies and novel structure-based drug design techniques to improve potency, selectivity and pharmacokinetic properties to identify leads in our discovery programs.

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

Background on CCR4 in Allergic Inflammatory Disease and Oncology

Our proprietary drug discovery and development engine has identified the cell surface receptor CCR4 as a drug target that potentially has broad applicability in inflammatory diseases and oncology. Receptors such as CCR4 bind to chemokines that orchestrate migration and homing of immune cells to specific tissues throughout the body. Chemokines specific for CCR4 are secreted from inflamed tissues and tumors, but are not highly expressed in healthy tissues. Our approach is designed to enable selective restoration of the immune response within inflamed tissues or the tumor without systemically depleting immune cells and broadly suppressing the immune system. Each of our two drug candidates, RPT193 and FLX475, target CCR4 in a manner we believe is well suited for inflammatory disease and cancer, respectively.

The immune system is a series of complex interactions between different types of white blood cells. T cells are one category of these cells that play crucial roles in immunological memory, regulation and responses. Two T cell subsets of clinical interest are Th2 cells and Treg, and both express CCR4. The two chemokines that bind to CCR4, C-C motif chemokine ligand 17 (“CCL17”) and C-C motif chemokine ligand 22 (“CCL22”), are over expressed and secreted by allergically inflamed tissues and tumors. This overexpression allows for the theoretical manipulation of CCR4 and its two T cell subtypes to address diseases across the immunological continuum spanning overactive to underactive immune responses in allergic inflammatory disease and oncology.

Our Lead Inflammation Drug Candidate—RPT193

Our lead inflammation drug candidate, RPT193, is a CCR4 antagonist designed to selectively inhibit the migration of Th2 cells into inflamed tissues. Th2 cells are known to be drivers of inflammatory diseases such as AD, asthma, chronic spontaneous urticaria, allergic rhinitis, chronic rhinosinusitis and eosinophilic esophagitis. The current standard of care for AD includes topical creams and steroids as well as the injectable biologic, dupilumab. Despite recent progress in the treatment of inflammatory diseases, including AD, we believe there remains a significant unmet need for a safe, oral treatment with an attractive efficacy profile and that RPT193, if approved, could fill this unmet need.

We hold worldwide rights to RPT193 and have submitted patent applications with respect to RPT193 that, if issued, would be scheduled to expire in 2039 (not including any applicable extensions, if approved). We own a granted US patent covering the composition of matter of RPT193. RPT193 is chemically distinct from FLX475, our CCR4 antagonist for oncology.

Background—Th2 Cells and Inflammatory Disease

Th2 cells express high levels of CCR4 and are clinically validated drivers of many inflammatory diseases, including AD, asthma, chronic spontaneous urticaria, allergic rhinitis, rhinosinusitis and eosinophilic esophagitis. When a pathogen comes into contact with the skin or mucosal lining of the nose or lungs, innate immune cells and antibodies that recognize the pathogen initiate a release of inflammatory cytokines. While this Th2 response may be highly effective against foreign pathogens, particularly parasites, sometimes the body overreacts to benign substances in this way, resulting in a significant influx of Th2 cells, leading to highly inflammatory conditions.

RPT193 Acts on a Well-Validated Th2 Pathway in AD and Asthma

At a cellular and molecular level, the Th2 response is initiated and sustained when Th2 cells are recruited to the site of inflammation by the binding of CCL17 and CCL22 to CCR4. The Th2 cells secrete inflammatory cytokines, such as interleukin 4 (“IL-4”), interleukin 5 (“IL-5”) and interleukin 13 (“IL-13”), which furthers the inflammation and production of CCL17 and CCL22. Patients suffering from AD and other inflammatory diseases have significantly elevated levels of both CCL17 and CCL22, and CCL17 and CCL22 levels have been found to strongly correlate with the severity of AD and many inflammatory diseases. Dupilumab works by blocking the receptor for IL-4 and IL-13, two of the cytokines produced by Th2 cells, leading to a reduction in the level of inflammation. Dupilumab also indirectly leads to reductions in the level of CCL17, thus breaking the Th2-driven inflammatory cycle. We believe that inhibition of CCR4 will block the migration of Th2 cells into these inflammatory sites, leading to reductions in inflammation thereby blocking the secretion of IL-4, IL-5 and IL-13 before they can induce tissue damage.

Atopic Dermatitis Overview

AD is a chronic, inflammatory skin disease characterized by skin barrier disruption and immune dysregulation. Patients with AD have chronically inflamed skin lesions that cause, among other disabilities, debilitating pruritus (itch), which can severely impair quality of life. Onset of AD often occurs during childhood and can persist into adulthood. The estimated U.S. adult prevalence of AD is approximately 19 million individuals, of which approximately 50% are diagnosed. An estimated 60% of these adults have disease characterized as moderate to severe. Furthermore, an estimated ten million children have AD, of which approximately 30% experience moderate-to-severe disease.

AD Standard of Care

Creams, ointments and topical steroids, or other topical or systemic anti-inflammatory agents, are routinely used to manage skin health and reduce skin inflammation in patients with mild to moderate AD. Patients with mild-to-moderate AD who do not achieve sustained alleviation of symptoms with topical treatments have historically been prescribed systemic steroids or other systemic immunosuppressive agents such as cyclosporine. While these are effective as temporary treatments of flare-ups, extended use has been associated with many potential side effects or adverse events. Systemic steroids, such as prednisone, are not recommended to induce stable remission due to numerous side effects and the propensity of severe disease flares upon treatment cessation. Cyclosporine is also not suitable for long-term use as it has been associated with renal toxicity, hirsutism, nausea and lymphoma, and patients must discontinue use after one to two years.

We believe that topical immunosuppressive agents inadequately address the systemic nature of AD. Furthermore, safety issues associated with systemic immunosuppressants such as steroids and cyclosporine make them inappropriate for chronic administration. The treatment paradigm in AD is evolving given the inadequacies of current standard of care agents.

AD Emerging Standard of Care

Two recent developments within the AD treatment landscape will shape the standard of care in the future: (i) the approval of the biologic agent dupilumab for moderate-to-severe AD in 2017; and (ii) the clinical progress of the class of oral Janus kinase (“JAK”) inhibitors, some of which reached the market in 2021.

Dupilumab is an approved biologic for AD targeting the Th2 pathway. Dupilumab prevents T cell activation and amplification of proinflammatory signaling pathways by blocking IL-4 receptor alpha, (“IL-4Ra”), preventing IL-4 and IL-13 binding. Approximately 36% of patients receiving weekly or biweekly injections of dupilumab achieved significant improvement in disease symptoms. Dupilumab was approved for moderate-to-severe AD in the United States and Europe in 2017. Worldwide net sales of dupilumab were $3.9 billion in 2020.

Two orally administered JAK inhibitors (abrocitinib and upadacitinib) have been approved for use in patients who have had an inadequate response to, or are unable to take, alternative systemic medications. JAK inhibitors block the signaling pathway to multiple proinflammatory cytokines, including IL-4 and IL-13, thereby preventing the downstream signaling of Th2 cells at the sites of inflammation. While JAK inhibitors have demonstrated comparable clinical efficacy to that of dupilumab and offer the advantage of oral dosing, JAK inhibitors are broadly immunosuppressive and therefore may not be suitable for long-term dosing. Additionally, the FDA has placed black box warnings for JAK inhibitors approved in other indications due to the potential for serious infections, malignancies, increased mortality in certain patient groups, major adverse cardiovascular events and thromboembolic events.

Despite these recent developments, we believe that there remains significant unmet medical need and market potential for a safe and efficacious oral agent for the treatment of AD. We believe that preventing the migration of Th2 cells into inflamed tissues with an oral CCR4 antagonist represents a highly differentiated approach. We further believe that an oral agent with a favorable safety and efficacy profile would offer an attractive alternative for patients compared to the biweekly injections associated with dupilumab. While the JAK inhibitor agents are orally administered, they are broadly immunosuppressive and therefore may not be suitable for long-term dosing.

Overview of Other Allergic Inflammatory Diseases

In addition to AD, a number of inflammatory diseases are characterized by an inflammatory response to cytokines produced by Th2 cells. These diseases include allergic asthma, chronic spontaneous urticaria, chronic rhinosinusitis, allergic rhinitis and eosinophilic esophagitis.

Asthma

Asthma is a chronic inflammatory disease of the airways characterized by intermittent airway obstruction, swelling and hyperproduction of mucus, which can result in coughing, wheezing and difficulty breathing. Allergic asthma is triggered by the inhalation of allergens including dust, pollen and dander. An estimated 25.2 million individuals in the United States have asthma, with allergic asthma as the most common subtype, constituting approximately 80% of asthmatic children and approximately 60% of asthmatic adults. Asthma is driven by both Th2 allergic and Th17 autoimmune mechanisms. An estimated 40% to 50% of patients with asthma fall within the Th2-high subtype characterized by elevated levels of IL-13 and IL-5.

Standard treatment of asthma includes inhaled beta2-agonists for the treatment of acute symptoms and in conjunction with daily low-dose inhaled corticosteroid (“ICS”) monotherapy as a first-line maintenance treatment. The anti-immunoglobin E (“Anti-IgE”) monoclonal antibody omalizumab and IL-4Ra antagonist dupilumab can be prescribed for individuals with asthma who are uncontrolled on ICS therapy. While these therapies are generally effective, they are administered via injection and their targets are downstream of CCR4, presenting a market opportunity for an oral, upstream alternative.

Chronic Spontaneous Urticaria

Chronic spontaneous urticaria (“CSU”) is one of a group of skin conditions that are characterized by hives, redness, itching and swelling, lasting for greater than six weeks. The trigger for CSU is unknown. Symptoms result from the degranulation of dermal mast cells and IgE signaling likely contributes to inappropriate mast cell activation. CSU affects 1% of the general population, with women affected more often than men. Though both children and adults can be diagnosed with CSU, patients typically show initial symptoms in the third to fifth decades of life.

Current treatment guidelines for CSU recommend the use of oral H1-antihistamines as a first-line therapy, with dose escalation of up to four times the standard dose in lower responders. Up to 50% of patients with CSU do not respond to H1-antihistamines and can be prescribed omalizumab, an injected monoclonal antibody, which maintains an approximately 65% response rate as a second-line treatment. Dupilumab has also demonstrated clinical effects in CSU patients in Phase 3 trials, supporting a role for allergic inflammation in CSU. Given the responses observed with approved biologic drugs, there remains an unmet need for a safe, efficacious therapy with a favorable oral dosing profile. CCL17 and CCL22 are elevated in CSU, supporting the potential use of RPT193 in this indication.

Chronic Rhinosinusitis with Nasal Polyps

Chronic rhinosinusitis with Nasal Polyps (“CRSwNP”) is a disease characterized by sinonasal mucosal inflammation, which results in facial pain/pressure, nasal drainage, nasal obstruction and reduction or loss of smell, for at least 8-12 consecutive weeks. Confirmation of the disease using an objective measure such as a nasal endoscopy or CT scan is required, given lack of symptom specificity. It is believed that approximately 2-5% of the general population experiences CRSwNP. There is wide belief that CRSwNP is a heterogeneous condition and that the causes of inflammation are diverse and multifactorial, involving overlap between both host and environmental triggers.

Standard treatment of CRSwNP utilizes topical and oral steroids, antibiotics and ultimately surgical intervention if symptoms are not adequately controlled by available therapies. IgE antibodies may play a role in CRSwNP, with total IgE levels correlating with disease severity, as assessed by CT scan. As a result, anti-IgE antibody omalizumab and anti-IL-5 antibodies, including mepolizumab, have been evaluated as treatment alternatives for CRS, with mepolizumab now considered a recommended treatment for CRSwNP patients. Dupilumab has also demonstrated activity in CRSwNP in Phase 3 trials. Compared to these widely used injectable biologics, we believe that an orally dosed therapy with comparable safety and efficacy results would have a competitive profile. Given the activity of the Th2-targeted biologics, we believe that RPT193 represents a potential oral treatment for this indication.

Allergic Rhinitis

Allergic rhinitis is a disease of the lining of the nasal passages and, in some cases, can also extend to include the lining of the sinus cavities (allergic rhinosinusitis) or involve the eyes (allergic rhinoconjuctivitis). Allergic rhinitis is common, affecting 10-30% of children and adults. Allergic rhinitis is associated with symptoms including fits of sneezing, runny nose, nasal obstruction and itch. Patients often also experience cough, irritation of the back of the throat, irritability and/or fatigue. Clinical manifestations are typically caused by exposure to allergens. Allergens causing symptoms can be either seasonal or perennial and, similarly, patients demonstrate different temporal patterns of symptoms according to individual allergen reactivity profiles. Patients with a perennial pattern may also have seasonal exacerbations. Symptoms can range from mild, intermittent to severe, with the latter leading to significant morbidity, including sleep disturbance, impaired school/work performance or poor quality-of-life.

The current treatment paradigm for severe forms of perennial allergic rhinitis includes topical, corticosteroid nasal sprays to minimize the inflammatory effects of continued allergen exposure. Anti-histamine nasal sprays and non-sedating, systemic anti-histamines are also used in conjunction with corticosteroid nasal sprays. A significant number of patients remain refractory to these treatments. Systemic therapy options for such patients are limited and include montelukast, a leukotriene receptor antagonist. While used more commonly in the past, neuropsychiatric changes reported with montelukast led to a black box warning. We believe there is an unmet need in the tolerability and safety profiles of patients with severe refractory cases of allergic rhinitis given the dearth of systemic options available. CCL17 and CCL22 are elevated in allergic rhinitis, supporting the potential use of RPT193 in this indication.

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

Standard treatment for eosinophilic esophagitis includes diet modification, esophageal dilation and drugs, with topical corticosteroids as a first-line medication. It is estimated that there is at least a partial symptomatic response seen in 60-75% of adults with eosinophilic esophagitis who take topical steroids. While steroids offer symptomatic relief once treated, patients are required to continue maintenance regimens as disease recurrence is common after discontinuation of treatment. Dupilumab has demonstrated activity in eosinophilic esophagitis in clinical trials, supporting the potential use of RPT193 in this indication.

Our Inflammatory Disease Solution: RPT193

While there are marketed injectable biologics, as well as oral drug candidates and injectable biologics in clinical development, we believe there is an unmet need in the treatment landscape for a safe and efficacious oral therapy for the long-term treatment of AD. We believe RPT193, our oral, small molecule CCR4 antagonist designed to block the migration of inflammatory Th2 cells into inflamed tissues, can, if approved, fill this unmet need.

RPT193 Preclinical Data

RPT193 has demonstrated the ability to block the migration of mouse and human Th2 cells in vitro and in vivo and has demonstrated activity in multiple preclinical mouse models of AD and asthma. The observed activity in preclinical mouse models was similar to that of commercially available anti-mouse IL-13 and anti-IL-4 receptor antibodies, which we believe are representative of the class of biologics such as lebrikizumab, dupilumab and others targeting Th2-derived cytokines such as IL-4 and IL-13. We believe that the results observed in these models demonstrate the clinical potential to treat a number of Th2-driven diseases.

RPT193 Reduces Skin Inflammation in a Therapeutic Th2-Driven AD Model

In a mouse model of AD, repeated systemic sensitization to fluorescein isothiocyanate (“FITC”), which induces a strong Th2 cell-mediated response leading to increased expression of Th2 cytokines IL-4, IL-5 and IL-13. This leads to inflammation resulting in swelling that is measured as ear thickness. In this therapeutic model, mice receive treatment 24 hours following the allergen challenge when significant ear inflammation was already observed. Oral administration of RPT193 resulted in a statistically significant reduction in ear thickness compared to treatment control (p < 0.05). When comparing to the respective vehicle or isotype control, RPT193, anti-IL-13 antibody and an anti-IL-4R antibody had similar effects. Therefore, the treatment effect of once daily dosing of RPT193 was comparable to that observed with the systemic administration anti-IL-13 and anti-IL-4R antibodies.

RPT193 Reduces Skin Inflammation in a Therapeutic Th2-Driven AD Model

RPT193 Efficacy in a Preclinical Model of Allergic Asthma

In a model of allergic asthma induced by the allergen ovalbumin (“OVA”), mice treated with RPT193 showed significantly reduced immune cell migration into the lungs and reduced Th2-derived cytokines such as IL-5 and IL-13, which are drivers of the disease. Analysis of bronchoalveolar lavage fluid (“BALF”) taken from the lungs of the mice showed dose-dependent decreases in both IL-5 and IL-13. Not unexpectedly, anti-IL-13 had no effect on levels of IL-5 in the BALF. The reduction of the cellular infiltrate and the level of Th2-derived cytokines in the BALF supports the hypothesis that RPT193 was effective in reducing migration of Th2 cells into the lungs as evidenced by lowered overall allergic inflammation.

We believe the overall activity of RPT193 in this OVA-induced asthma model suggests that RPT193, if approved, could fill an unmet medical need for the treatment of allergic disorders and as an orally available therapy, could represent a significant advantage over biologics, which require regular injections.

RPT193: Clinical Trials

We initiated a first-in-human Phase 1a/1b trial in August 2019. The blinded Phase 1a portion of the trial, which was conducted in healthy volunteers, focused on safety. Following successful completion of the Phase 1a portion, we progressed to Phase 1b and in June 2021, reported positive topline results from this randomized, placebo-controlled trial in patients with moderate-to-severe AD.

The blinded Phase 1a portion of the Phase 1a/1b trial was a standard single and multiple dose escalation (“SAD/MAD”) study. The data from the Phase 1a study demonstrated pharmacokinetics and pharmacodynamics that support once-daily oral dosing with RPT193, and blinded review of safety data supported initiation of the Phase 1b portion of the trial.

Phase 1a Data Supports Once-Daily Dose

The Phase 1b portion of the Phase 1a/1b trial was a randomized, double-blind, placebo-controlled study examining RPT193 as monotherapy in patients with moderate-to-severe AD. The study enrolled 31 patients who had an inadequate response to, or were intolerant of, topical corticosteroids. Of the 31 patients enrolled, 21 were treated with 400 mg of RPT193, administered orally once-daily for four weeks, while 10 patients received placebo. The Phase 1b trial was not powered to achieve statistical significance for any particular endpoint.

At the end of the four-week treatment period, the RPT193 group showed clear improvement in key exploratory efficacy measures compared to placebo, including EASI, validated vIGA and pruritus Numerical Rating Scale (NRS).

•	Patients treated with RPT193 achieved a 36.3% improvement in EASI score from baseline, compared with a 17.0% improvement in patients in the placebo group.
•	42.9% of patients treated with RPT193 achieved a 50% improvement in EASI score (EASI-50), compared with 10.0% in the placebo group.
•	4.8% of patients treated with RPT193 achieved a vIGA score of 0/1 and at least a two-point improvement over baseline, compared with 0.0% in the placebo group.
•	45.0% of patients treated with RPT193 achieved at least a four-point reduction in the pruritus NRS score, compared with 22.2% in the placebo group.

Patients were also evaluated for exploratory endpoints at six weeks (two weeks after the end of treatment). At the six-week timepoint, patients treated with RPT193 showed further improvement in EASI score and vIGA:

•	Patients treated with RPT193 achieved a 53.2% improvement in EASI score from baseline, compared with a 9.6% improvement in patients in the placebo group.
•	61.9% of patients treated with RPT193 achieved EASI-50, compared with 20.0% in the placebo group.
•	14.3% of patients treated with RPT193 achieved a vIGA score of 0/1 and at least a two-point improvement over baseline, compared with 0.0% in the placebo group.

Based on exploratory statistical analyses, the difference between RPT193 and placebo on the percent change in EASI score was statistically significant at the six-week timepoint (p < 0.05). No other endpoints or timepoints achieved statistical significance.

Other measures of clinical effect commonly used in clinical trials for AD include EASI-50, EASI-75 (a 75% improvement in EASI score) and EASI-90 (a 90% improvement in EASI score) as well as vIGA 0/1 (achieving clear or almost clear skin on the vIGA). Data from the Phase 1b trial show that, at the six-week timepoint, the proportion of the RPT193 group who achieved EASI-50, EASI-75, EASI-90 and vIGA 0/1 were all greater than the proportion of the placebo group.

RPT193 was well tolerated in the Phase 1b study. No serious adverse events were reported, and all adverse events reported were mild or moderate in intensity. The overall safety profile of RPT193 from the Phase 1a study in healthy volunteers and from the Phase 1b study in patients with moderate-to-severe AD suggest RPT193 is a well-tolerated oral drug that would not require any laboratory safety monitoring.

Our Lead Oncology Drug Candidate—FLX475

Our lead oncology drug candidate, FLX475, is designed to selectively inhibit the migration of immunosuppressive Treg into tumors, while sparing Treg in healthy tissues and without negatively impacting effector immune cells. Treg represent a dominant pathway for downregulating the immune response. We will initially develop FLX475 in charged tumors, in which we believe there remains significant unmet medical need.

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

Hodgkin Lymphoma

Hodgkin lymphoma, formerly called Hodgkin’s disease, is a cancer of the lymphatic system that arises in immune cells called B cells. HL accounts for approximately 10% of all lymphomas and approximately 0.6% of all cancers diagnosed in the developed world annually. Approximately 8,100 people in the United States are estimated to be diagnosed with HL in 2019, with an estimated 1,000 deaths. EBV has been associated with approximately 30- 50% of HL.

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

FLX475 Preclinical Data

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

FLX475 Phase 1 Receptor Occupancy Data

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

FLX475 Phase 2 Trial

In November 2020, we reported initial observations from four of the eight cohorts in the Phase 2 portion of the trial: EBV+ lymphoma (monotherapy), NPC (monotherapy) and CPI-naïve HNSCC (monotherapy and combination). Based on the promising early results from these four cohorts, which we believe provide initial clinical PoC, we selected three indications to expand to Stage 2 EBV+ lymphoma (monotherapy, combination to follow), NPC (combination) and CPI-naïve HNSCC (combination).

In September 2021, we announced that we were expanding the CPI-experienced HNSSC cohort to Stage 2 and that we were not expanding the TNBC and CPI-experienced NSCLC cohorts to Stage 2. As of February 2022, we have expanded four indications to Stage 2: EBV+ lymphoma (monotherapy), NPC (combination), CPI-naïve HNSCC (combination) and CPI-experienced HNSCC (combination). One indication, cervical cancer (monotherapy), is still enrolling Stage 1.

EBV+ Lymphoma

In November 2020, we reported that early data from the first two patients with EBV+ lymphoma treated with FLX475 monotherapy show significant target tumor reduction, including one patient who achieved a durable complete metabolic response and was on study for more than nine months as of November 2020. We decided to expand the EBV+ lymphoma monotherapy cohort to Stage 2 and to initiate a separate expansion cohort in EBV+ lymphoma in combination with pembrolizumab.

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
40
20
0
-20
-40
-60
-80
-100
0
10
20
30
Weeks on Study
^
^
uPR
^
PR
^
PR

Checkpoint Inhibitor-Naïve Head and Neck Cancer

In November 2020, we disclosed initial observations on two cohorts in the Phase 2 trial with checkpoint inhibitor-naïve HNSCC patients, one treated with FLX475 monotherapy and one treated with FLX475 combined with pembrolizumab. Of the 10 evaluable patients with head and neck cancers treated with FLX475 monotherapy, five of 10 patients exhibited stable disease as best response. Six of the evaluable patients initially treated with monotherapy crossed over to combination therapy, with one achieving a partial response and a second patient with an unconfirmed partial response. Seventeen patients are enrolled in the separate combination treatment cohort, of which 10 were evaluable as of the November 2020 disclosure. Substantial tumor reduction has been observed in four of the 10, including one confirmed complete response and three patients with greater than 20 % tumor reduction. Based on these early results, we have expanded the combination cohort in checkpoint inhibitor-naïve head and neck cancers to Stage 2 to better evaluate the activity of combination therapy.

Best Overall Response in Checkpoint Inhibitor-Naïve HNSCC Patients

Crossover
Combination Cohort
Change From Baseline (%)
180
160
140
120
100
80
60
40
20
0
-20
-40
-60
-80
-100
^
-22%
^
PR
^
uPR
^
^
^
^
-25%
-25%
-29%
^
^
CR
^

The four Phase 2 cohorts reported in November 2020 included a total of 44 patients and FLX475 demonstrated a favorable safety profile with once-daily oral dosing both as monotherapy and in combination with pembrolizumab, with no new significant safety findings compared to the Phase 1 portion of the trial. For more information regarding the risks associated with our Phase 1/2 clinical trial for FLX475, please see “Risk Factors—Risks Related to Our Business—RPT193 and FLX475 are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability.”

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

Increases in the CD8:Treg Ratio Observed in Paired Tumor Biopsies from 9 of 11 Patients Treated with FLX475

FLX475
FLX475 + Pembrolizumab
CD8:T_{reg} Ratio
(Log2, Normalized)
3
2
1
0
-1
-2
Screen
On Treatment

FLX475-03: A Phase 2 Study of FLX475 in Combination with Ipilimumab in Melanoma

We are currently enrolling a Phase 2 clinical trial of FLX475 in combination with ipilimumab (YERVOY) in patients with advanced melanoma previously treated with an anti-PD-1 or anti-PD-L1 agent. Ipilimumab is an approved treatment for advanced melanoma, with reported response rates of up to 20% in patients who have not been previously treated with immunotherapies such as checkpoint inhibitors. Anti-PD-1 therapies such as pembrolizumab and nivolumab have become the most commonly used checkpoint inhibitors in patients with advanced melanoma. In such patients whose disease has recurred after such therapies, an overall response rate to ipilimumab alone has been reported at approximately 14%. Therefore, the goal of this Phase 2 trial is to provide preliminary clinical evidence in support of the clinical hypothesis that CCR4 blockade by FLX475 can significantly enhance the antitumor activity of an anti-CTLA-4 checkpoint inhibitor.

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

C-C Chemokine Receptor 4 (CCR4) Antagonist Franchise

As of December 31, 2021, our patent portfolio includes seven patent families directed to CCR4 inhibiting compounds and their therapeutic uses, four of which are directed to FLX475 and two of which are directed to RPT193, as discussed in more depth below.

FLX475

As of December 31, 2021, with respect to FLX475, we own two issued U.S. patents directed to FLX475 and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases including cancers, one corresponding pending patent application in the U.S. and 16 corresponding pending patent applications in Australia, Brazil, Canada, China, Hong Kong, the European Patent Convention, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, South Africa and Taiwan. Our issued U.S. patents, and any patents that may issue from our pending applications worldwide, are scheduled to expire in 2037, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance or annuity fees. We also own one pending U.S. patent application, one pending Patent Cooperation Treaty (“PCT”) patent application and one pending Taiwan patent application directed to polymorphic forms of FLX475 and formulations thereof. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2040, excluding any additional term for patent term adjustment(s) or extension(s). In addition to the composition of matter patent and patent applications described above, as of December 31, 2021, we own one pending U.S. patent application and 16 corresponding pending patent applications in Australia, Brazil, Canada, China, Hong Kong, the European Patent Convention, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, South Africa and Taiwan, all directed to the use of CCR4 antagonists generally, including FLX475 specifically, in therapeutic methods of treating EBV positive cancers. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2038, excluding any additional term for patent term adjustment(s) or extension(s.) In addition to the composition of matter patent and patent applications described above, as of December 31, 2021, we own one pending U.S. provisional patent application directed to a combination treatment involving FLX475. Any patents that may issue claiming priority from this pending application, in the United States and worldwide, would be scheduled to expire in 2042, excluding any additional term for patent term adjustment(s) or extension(s). All of the above-mentioned patents and applications remain in force subject to us making timely payment of all applicable maintenance and annuity fees. Our pending PCT patent application is not eligible to become an issued patent until, among other things, we file a national stage patent application(s) within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such PCT patent application.

RPT193

As of December 31, 2021, with respect to RPT193, we own two granted U.S. patents directed to RPT193 and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases such as immune, inflammatory, metabolic diseases or cancers, two corresponding pending patent applications in the U.S. and 16 corresponding pending patent applications in Australia, Brazil, Canada, China, the European Patent Convention, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, South Africa and Taiwan. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2039, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance and annuity fees.

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

In addition to patent protection, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential information are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any future collaborators, scientific advisors, employees and consultants, and invention assignment agreement with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or drug candidates or obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Collaboration and License Agreement

In December 2019, we entered into a Collaboration and License Agreement with Hanmi, a corporation organized under the laws of the Republic of Korea, pursuant to which we granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights. In consideration of such rights, under the agreement we received $10.0 million in an upfront payment and milestone payment, and will be eligible to receive (i) additional contingent payments of up to $108.0 million upon the achievement of specified milestones, consisting of up to $48.0 million based on the dosing of the first patient in a Phase 3 clinical trial in the Hanmi Territory and the filing and approval of a new drug application in the Hanmi Territory and up to $60.0 million based on annual net sales, and (ii) low double-digit royalties on future net sales of FLX475 in the Hanmi Territory. Royalties will be payable on a product-by-product and country-by-country basis for a period commencing with the first commercial sale until the latest of (a) the expiration of the relevant patent right, (b) the expiration of regulatory or data exclusivity granted by the applicable governmental authority, and (c) five years from such first commercial sale (such period being the “Royalty Term” for such product and country); provided that the royalties will be reduced (x) by 50% if the product in question is not covered by a valid claim during the Royalty Term in the applicable country, (y) in connection with a license obtained from such third party in order to develop, manufacture or commercialize FLX475 in the Hanmi Territory and (z) by a percentage dependent on any generic products’ market share in the Hanmi Territory. If we sponsor Phase 3 clinical trials for FLX475 for human cancers, Hanmi will have the right to participate in such trials in the Hanmi Territory. We will supply FLX475 for use in Hanmi’s Phase 2 clinical trials and Hanmi will reimburse us for our manufacturing costs. If requested, we will facilitate technology transfer to Hanmi for their manufacture of FLX475 product for Phase 3 trials and commercialization. The term of the agreement will continue until Hanmi’s royalty payment obligations have expired, unless sooner terminated by Hanmi for convenience, safety reasons, if we abandon our development of FLX475 and related products, if we do not consent to Hanmi’s use of FLX475 in any study required by applicable governmental authorities, or breach by us of our representations and warranties under the agreement. The agreement may also be terminated by either party in connection with a material breach by, or insolvency of, the other party. If Hanmi terminates the agreement with cause or for our abandonment of development of FLX475 and related products, material breach or insolvency, Hanmi will retain a perpetual license to certain our intellectual property related to FLX475.

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

RPT193 is a CCR4 antagonist intended to treat inflammatory disease, including AD and other inflammatory diseases. If approved for AD, we will face branded competition from dupilumab (marketed by Regeneron and Sanofi as Dupixent), a biologic approved in 2017. In addition, there are several companies developing treatments that may be approved for AD, including large pharmaceutical and biotechnology companies such as Pfizer, Sanofi, Lilly, Incyte, AbbVie and LEO Pharma.

There are several large and specialty pharmaceutical companies, as well as biotechnology companies with marketed or late-stage assets targeting the Th2 pathway, which includes Amgen, AstraZeneca, Chiesi Farmaceutici, GSK, Novartis, Roche, Sanofi and Teva Pharmaceuticals.

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

The Food and Drug Administration (“FDA”) and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drug products such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our drug candidates.

The process required by the FDA before drug candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”), regulation;
•

submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent Institutional Review Board (“IRB”) or ethics committee at each clinical site before the trial is commenced;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended purpose;
•	preparation of and submission to the FDA of a New Drug Application (“NDA”) after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

NDA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The NDA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. A determination by the FDA within 60 days of the receipt of an NDA to file the application for review for its completeness is initiated at the time of submission. If the FDA determines there is significance to the missing or incomplete information in the context of the proposed drug product, the proposed indication(s) and the amount of time needed to address any given deficiency, it can issue a refusal-to-file letter. The submission of an NDA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

Once an NDA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved NDA. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

FDA Regulation of Companion Diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. According to FDA guidance, a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”), regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational trial if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the trial plan and subjects, a sponsor may seek to submit an IND alone or both an IND and an IDE.

Pursuing FDA approval of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval (“PMA”) for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health.

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

U.S. Patent Term Restoration and Marketing Exclusivity

The term of a patent depends upon the laws of the country in which it is issued. In most jurisdictions, a patent term is 20 years from the earliest filing date of a non-provisional patent application. Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, one or more issued U.S. patents we obtain may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent, limited to the approved indication (or any additional indications approved during the period of extension), as compensation for patent term lost during the FDA regulatory review process. The patent term restoration period granted on a patent covering a product is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date of that application. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for extension and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for an issued patent we own and, if eligible for such restoration, to add patent term beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. There can be no assurance that any of our pending patent applications will be issued or that we will benefit from any patent term extension.

Marketing exclusivity provisions under the United States Federal Food, Drug, and Cosmetic Act (“FDCA”) can also delay the submission or the approval of certain marketing applications for competing products. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, which were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for drugs containing the active agent for the original indication or condition of use. Five-year a three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

European Drug Development

In Europe, our future drugs may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in Europe are subject to significant regulatory controls. Clinical Trials Regulation 536/2014 seeks to simplify and streamline the approval of clinical trials in the European Union. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

European Drug Review and Approval

In the European Economic Area (“EEA”), which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations.

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of drugs, such as biotechnology medicinal drugs, orphan medicinal drugs and medicinal drugs containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The Centralized Procedure is optional for drugs containing a new active substance not yet authorized in the EEA or for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the Centralized Procedure. Where a drug has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the drug has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics (“SPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (“Member States Concerned”) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety and efficacy.

European Chemical Entity Exclusivity

In Europe, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU’s General Data Protection Regulation (“GDPR”). The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.

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

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical drugs and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property protection, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Even if favorable coverage and reimbursement status is attained for our drug candidates, once approved, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system. The biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry.

There have been executive, judicial and Congressional efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. For example, the Trump administration issued several executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, Congress enacted the Tax Cuts and Jobs Act of 2017, or the Tax Act, which, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate”. Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and will remain in effect through 2031 unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020 through March 31, 2022 by COVID-19 relief legislation. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers have been delayed until January 1, 2023. On November 20, 2020, Centers for Medicare & Medicaid Services (“CMS”), issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services

(“HHS”), released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our drug candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

There has also been a recent trend of increased federal and state regulation of payments and other transfers of value made to physicians and other healthcare providers. The ACA, through the Physician Payments Sunshine Act, imposed new reporting requirements on drug manufacturers for payments and other transfers of value made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Drug manufacturers are required to submit annual reports to the government and these reports are posted on a website maintained by CMS. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Human Capital Resources

In order to achieve our goals and expectations, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make our Company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections among our employees.

As of December 31, 2021, we had 81 employees, including 62 in research and development and 19 in general and administrative functions. As of December 31, 2021, 28 of our full-time employees had completed a Ph.D. or other advanced science or medical degree. We believe our employee relations are good.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes allowing our employees to work from home or remotely.

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include competitive compensation packages, a 401(k) plan, healthcare and insurance benefits and family leave, among others.

Corporate Information

We were incorporated under the laws of the state of Delaware in March 2015 under the name FLX Bio, Inc. In May 2019, we changed our name to RAPT Therapeutics, Inc. Our website address is www.rapt.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report.

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

We are a clinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $69.2 million and $52.9 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $284.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

We expect our net losses to increase substantially as we advance the clinical development of our lead drug candidates, RPT193 and FLX475. However, the amount of our future losses is uncertain. Our ability to generate revenue from product sales and achieve or sustain profitability, if ever, will depend on, among other things, successfully developing drug candidates, obtaining regulatory approvals to market and commercialize drug candidates, manufacturing any approved products on commercially reasonable terms, entering into any future collaborations or other partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient capital to finance our operations. If we, or any of our future partners, are unable to develop and commercialize one or more of our drug candidates, or if sales revenue from any drug candidate that receives regulatory approval is insufficient, we will not achieve or sustain profitability, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

RPT193 and FLX475 are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market or that have gained regulatory approval. Other than RPT193 and FLX475, none of our drug candidates has ever been tested in humans. None of our drug candidates has advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Our ability to achieve and sustain profitability depends on us developing, obtaining regulatory approval for and successfully commercializing one or more drug candidates, either alone or with partners.

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we have successfully completed preclinical studies and a Phase 1 clinical trial with healthy volunteers for FLX475, are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors and have completed a Phase 1a/1b trial of RPT193 in healthy volunteers and patients with atopic dermatitis, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for RPT193, FLX475 or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of RPT193, FLX475 or any other potential drug candidates.

RPT193 and FLX475 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received FLX475 and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by FLX475, or that the responses were spontaneous and unrelated to either FLX475 or pembrolizumab. Additionally, although RPT193 has shown activity in several preclinical models and the Phase 1b portion of the Phase 1a/1b trial of RPT193 showed improvement compared to placebo in a common measure of disease severity in a small number of patients with atopic dermatitis, there is no guarantee that we will be able to proceed with clinical development of RPT193 or that it will benefit patients. Even though we have designed and selected our drug candidates to achieve an intended biological effect and to avoid certain others, and even if we have demonstrated this effect in preclinical models, there can be no assurance that the effect will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage biopharmaceutical companies such as ours.

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

We may not have the financial resources to continue development of, or to enter into new collaborations for, RPT193, FLX475 or any potential future drug candidates. Our position may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a drug candidate, such as:

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

RPT193, FLX475 or other future drug candidates may not demonstrate the safety and efficacy necessary to support further clinical development or commercial viability.

We have completed a Phase 1 clinical trial with healthy volunteers for FLX475 and are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. In addition, we have completed a Phase 1a/1b trial of RPT193 in healthy volunteers and in patients with atopic dermatitis. We may ultimately discover that neither FLX475 nor RPT193 possesses certain properties that we currently believe are therapeutically effective or safe. For example, although RPT193 has exhibited encouraging results in preclinical models of atopic dermatitis and allergic asthma and showed improvement compared to placebo in a common measure of disease severity in a small number of patients with atopic dermatitis, it may not demonstrate the same properties in larger numbers of humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on RPT193. If RPT193, FLX475 or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

A key element of our strategy is to use and expand our proprietary drug discovery and development engine to build a pipeline of potential drug candidates and advance these drug candidates through preclinical studies and clinical development for the treatment of various diseases. As an organization, we have never developed a drug candidate through to commercialization nor have we ever conducted a pivotal clinical trial. Although our research and development efforts to date have resulted in our identification and development of RPT193, FLX475 and other potential future drug candidates, neither our proprietary drug discovery and development engine nor our organization has a track record of success. Our current drug candidates may not be safe or effective therapeutics and we may not be able to develop any successful drug candidates. Our proprietary drug discovery and development engine is evolving and may not reach a state at which building a pipeline of drug candidates is possible. Even if we are successful in building our pipeline of drug candidates, the potential drug candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including unacceptable toxicity or other characteristics that indicate that the drug candidates are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Even if the drug candidates we identify are suitable for clinical development, our lack of experience as an organization at developing drugs may cause us to fail in successfully developing the drug candidate through to commercialization. If we do not successfully develop and commercialize drug candidates, we will not be able to generate product revenue in the future.

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

Even if regulatory approval is obtained for a drug candidate, including RPT193 or FLX475, we may not generate or sustain revenue from sales of such products. Market acceptance of our current and potential future drug candidates will depend on, among other factors:

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

We may not be successful in our efforts to expand indications for approved drug candidates.

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

If we or others later identify undesirable side effects caused by RPT193 or FLX475, our ability to market and derive revenue from the drug candidate could be compromised.

Undesirable side effects caused by RPT193, FLX475 or any other potential future drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not discovered any adverse side effects of RPT193 or FLX475 in healthy subjects that have limited our ability to test RPT193 or FLX475 in humans, it is possible that there will be undesirable side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development, or deny approval, of a drug candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenue.

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

As of December 31, 2021, we had $189.7 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

Because we have limited financial and managerial resources, we intend to prioritize our efforts on specific research and development programs, including clinical development of RPT193, FLX475 or other future drug candidates. As a result, we may forgo or delay pursuit of other opportunities, including with potential future drug candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

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

We currently rely on third-party contract manufacturers for our current and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our drug candidates for clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of current and future clinical development materials, including our source for the manufacture of RPT193 and FLX475. We cannot assure you that our preclinical or current or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and current and future clinical activities at commercially reasonable terms in the event that their services to us becomes interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

Our third-party manufacturers may be unable to successfully scale manufacturing of RPT193, FLX475 or potential future drug candidates in sufficient quality and quantity, which would delay or prevent us from developing drug candidates and commercializing approved products, if any.

In order to conduct further clinical trials for RPT193 and FLX475, as well as any potential future drug candidates, we will need to manufacture large quantities of these drug candidates. We may continue to use third parties for our manufacturing needs. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any current or potential future drug candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale the manufacture of any current or potential future drug candidate in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

If the market opportunities for our current and potential future drug candidates, including RPT193 and FLX475, are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of inflammatory disease and cancers that RPT193 and FLX475, respectively, may have the potential to treat is based on estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future drug candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may be further reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from RPT193 or FLX475.

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

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as ChemoCentryx, Tusk/Roche and Agenus/Gilead for oncology, and Dermira/Lilly and AnaptysBio for inflammatory diseases. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and other therapeutics for use in treating cancer and inflammatory diseases such as AbbVie, Amgen, AstraZeneca plc, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If RPT193, FLX475 or any other future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or currently marketed.

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

As of December 31, 2021, we had 81 full-time employees. Our focus on the development of RPT193, FLX475 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

Even if patents do successfully issue and even if such patents cover our current or any future technologies or drug candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to any patents we own or may in-license could deprive us of rights necessary for the successful commercialization of any current or future technologies or drug candidates that we may develop. Likewise, if patent applications we own or may in-license with respect to our development programs and current or future technologies or drug candidates fail to issue, if their breadth or strength is threatened or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or drug candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain, or any loss of, patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as RPT193, FLX475 or other future drug candidates that emerge from our discovery program.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time‐consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs of, and may diminish our ability to protect, our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law, which has increased uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provided more efficient and cost-effective avenues for competitors to challenge the validity of patents. This included allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. In March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application would be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. This required us to be cognizant of the time from invention to filing of a patent application. The Leahy-Smith Act and its implementation results in uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse impact on our business prospects, financial condition and results of operations.

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

Filing, prosecuting and defending patents on current or future technologies or drug candidates in all countries throughout the world would be prohibitively expensive. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patent or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Legal and Regulatory Risks

Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our drug candidates, RPT193 and FLX475, are in clinical development, and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future drug candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of a drug candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize RPT193, FLX475 or other future drug candidates.

RPT193, FLX475 and other future drug candidates are and will be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug, therapeutic or biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we may develop will obtain the regulatory approvals necessary for us or our potential future partners to begin selling them.

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

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular drug candidate for which we are seeking approval. Further, we and our potential future partners may never receive approval to market and commercialize any drug candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If any of our drug candidates prove to be ineffective, unsafe or commercially unviable, we may have to re-engineer RPT193, FLX475 or other future drug candidates, and our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we or potential future partners obtain for RPT193, FLX475 or other future drug candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such drug candidate. In addition, if the FDA or other regulatory authority approves RPT193, FLX475 or other future drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and remain in effect through 2031, unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020 through March 31, 2022 by COVID-19 relief legislation. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers also have been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (“MFN”) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model’s interim final rule. In July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

Healthcare providers and third-party payors, among others, will play a primary role in the prescription and recommendation of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third-party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As we conduct clinical trials of RPT193 and FLX475, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of cancer and inflammatory disease treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities, our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Ownership of Our Common Stock

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

Our stock price has been and is likely to continue to be highly volatile. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•	our ability to advance RPT193, FLX475 or other potential future drug candidates through clinical development;
•	results of our preclinical studies, non-clinical studies and clinical trials for our current and future drug candidates or those of our competitors or potential future partners;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
•	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments, disputes or litigation matters concerning patents or other intellectual property rights, and our ability to obtain and maintain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders, including after the expiration of the lockup agreements entered into in connection with our public offerings;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters, medical epidemics, pandemics and other calamities; and
•	general economic, industry and market conditions.

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

Holders of Record

As of the close of business on March 4, 2022, there were 32 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. Our two lead drug candidates each target C-C motif chemokine receptor 4 (“CCR4”), a drug target that potentially has broad applicability in inflammatory diseases and oncology.

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

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of December 31, 2021, we had an accumulated deficit of $284.0 million. We have incurred net losses of $69.2 million and $52.9 million for the years ended December 31, 2021 and 2020, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In June 2021, we completed an underwritten public offering (the “2021 Public Offering”) of 4,356,060 shares of common stock at a public offering price of $33.00 per share and received approximately $134.8 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In February 2020, we completed an underwritten follow-on public offering (“Follow on Offering”) of 2,500,000 shares of our common stock issued at an offering price of $30.00 per share and received approximately $69.8 million in net proceeds after deducting underwriting discounts and other offering related costs.

During the years ended December 31, 2021 and 2020, we sold 214,971 and 188,700 shares of common stock in “at the market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”), for net proceeds of $4.7 million and $3.8 million, respectively, after deducting commissions and other offering related costs. As of December 31, 2021, there was up to $90.9 million of shares of common stock available for future issuance under the ATM Sales Agreement. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $189.7 million and working capital of $183.4 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of RPT193 and FLX475 and advance other programs into clinical development. Over the next few years, we expect our preclinical, clinical and contract manufacturing expenses to increase significantly relative to what we have incurred to date. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

Revenue

Our license and collaboration agreements consist of license, milestone and royalty payments generated through agreements with strategic partners for the development and commercialization of certain product candidates. The terms of an agreement may include a non-refundable upfront fee, payments based upon achievement of milestones and royalties on net product sales. If a portion of the nonrefundable upfront fee or other payments received is allocated to continuing performance obligations under the terms of an agreement, such portion is recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

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

Milestone payments: If an agreement includes event-based or milestone payments, we evaluate whether the events or milestones are considered likely to be achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is unlikely that a significant revenue reversal of cumulative revenue recognized would occur, the value of the associated event-based or milestone payments is included in the transaction price. Event-based or milestone payments that are not within our control are not included in the transaction price until they become likely to be achieved.

Royalties: If an agreement includes sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

As of December 31, 2021 and 2020, deferred revenue was $1.5 million and $5.0 million, respectively, on the consolidated balance sheet related to our license and collaboration agreement with Hanmi. For the years ended December 31, 2021 and 2020, we recognized revenue of $3.8 million and $5.0 million, respectively.

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

Clinical trial costs are a component of research and development expenses. We expense costs for our clinical trial activities performed by third parties, including CROs and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. We use information we receive from internal personnel and outside service providers to estimate the progress of services performed and the associated clinical trial costs incurred, which have inherent uncertainties and involve significant judgement.

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

Expected volatility – Since we have only recently become a public company and have only a limited trading history for our common stock, the expected volatility was estimated based on the average historical volatility for comparable publicly traded biopharmaceutical companies as well as our historical volatility over a period, where available, equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, life cycle stage or area of specialty.

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

As of December 31, 2021, our total deferred tax assets were $61.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards (“NOLs”). Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change as a result of future changes in our stock ownership.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Revenue	$3,813	$5,042	$(1,229)	(24)%
Operating expenses:
Research and development	56,985	45,485	11,500	25%
General and administrative	16,037	12,771	3,266	26%
Total operating expenses	73,022	58,256	14,766	25%
Loss from operations	(69,209)	(53,214)	(15,995)	30%
Other income, net	5	1,312	(1,307)	(100)%
Net loss before taxes	(69,204)	(51,902)	(17,302)	33%
Provision for income taxes	—	990	(990)	*
Net loss	$(69,204)	$(52,892)	$(16,312)	31%

*: Percentage not meaningful

Revenue

Revenue for the year ended December 31, 2021 and 2020 was $3.8 million and $5.0 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized by applying the cost-based input method for the performance obligation over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

Research and Development Expenses

Research and development expenses increased $11.5 million, or 25%, to $57.0 million for the year ended December 31, 2021 from $45.5 million for the year ended December 31, 2020. The increase in research and development expenses was primarily due to an increase of $5.3 million in development expenses relating to FLX475, an increase of $1.8 million in development expenses relating to RPT193, an increase of $1.8 million in personnel and other costs, an increase of $1.5 million in facilities costs, an increase of $0.7 million in stock-based compensation expense and an increase of $0.4 million in laboratory supplies and other expenses. We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of RPT193 and FLX475 and advance other programs into the clinic.

The following is a comparison of research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020
External development expenses:
FLX475	$15,520	$10,232
RPT193	8,393	6,592
Other Programs	2,021	1,908
Internal research and development expenses	31,051	26,753
Total research and development expenses	$56,985	$45,485

As previously noted, we do not track our own internal research and development costs by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates and programs.

General and Administrative Expenses

General and administrative expenses increased $3.3 million, or 26%, to $16.0 million for the year ended December 31, 2021 from $12.8 million for the year ended December 31, 2020. The increase was primarily due to an increase of $0.9 million in insurance and corporate fees as a result of being a public company, an increase of $0.9 million in professional fees, an increase of $0.6 million in stock-based compensation expense and increase of $0.9 million in higher personnel and other costs. We expect our general and administrative expenses to increase substantially during the next few years as a result of staff expansion, costs associated with being a public company, including higher insurance premiums, legal and accounting fees and other compliance costs associated with operating a public company.

Other Income, Net

Other income, net decreased $1.3 million, or 100%, to $5,000 for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was driven primarily by lower interest income for the year ended December 31, 2021 and remeasurement gains and losses related to foreign currency transactions for the year ended December 31, 2021.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. In June 2021, we completed the 2021 Public Offering of 4,356,060 shares of our common stock and received approximately $134.8 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In February 2020, we completed the Follow-on Offering of 2,500,000 shares of our common stock and received approximately $69.8 million in net proceeds after deducting underwriting discounts and other offering related costs. During the years ended December 31, 2021 and 2020, we sold 214,971 and 188,700 shares of our common stock in “at the market” offerings pursuant to an ATM Sales Agreement, for net proceeds of $4.7 million and $3.8 million, respectively, after deducting commissions and other offering related costs. As of December 31, 2021, there was up to $90.9 million of shares of common stock available for future issuance under the ATM Sales Agreement. We had cash and cash equivalents and marketable securities of $189.7 million and working capital of $183.4 million as of December 31, 2021. Our cash equivalents and marketable securities consist of commercial paper, corporate bonds and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

At December 31, 2021, we had an accumulated deficit of $284.0 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(61,026)	$(40,491)
Investing activities	(81,347)	(87,435)
Financing activities	141,482	75,461
Net (decrease) increase in cash and cash equivalents	$(891)	$(52,465)

Operating Activities

Net cash used in operating activities was $61.0 million for the year ended December 31, 2021, reflecting a net loss of $69.2 million, partially offset by non-cash charges for primarily depreciation, amortization and stock-based compensation expense totaling $12.5 million and a net cash used by changes in operating assets and liabilities of $4.3 million.

Net cash used in operating activities was $40.5 million for the year ended December 31, 2020, reflecting a net loss of $52.9 million, partially offset by non-cash charges for depreciation, amortization and stock-based compensation expense totaling $10.1 million and net cash provided by changes in operating assets and liabilities of $2.3 million.

Investing Activities

Cash used in investing activities was $81.3 million for the year ended December 31, 2021, primarily for the purchase of marketable securities for $164.9 million and purchase of property and equipment of $0.8 million, offset by the proceeds from maturities of marketable securities of $84.4 million.

Cash used in investing activities was $87.4 million for the year ended December 31, 2020, primarily for the purchase of marketable securities for $139.3 million and purchase of property and equipment of $0.4 million, offset by the proceeds from maturities of marketable securities of $52.3 million.

Financing Activities

Net cash provided by financing activities was $141.5 million for the year ended December 31, 2021 primarily from the $134.8 million in net proceeds from our 2021 Public Offering, $4.7 million in net proceeds from the sale of shares under the ATM Sales Agreement and $2.0 million in net proceeds from our employee stock plans.

Net cash provided by financing activities was $75.5 million for the year ended December 31, 2020, primarily from the receipt of $69.8 million in net proceeds from our February 2020 follow-on offering and $3.8 million in net proceeds from sales of common stock under our ATM Sales Agreement and $1.9 million in net proceeds from our employee stock plans.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist of the following operational expenditures, a portion of which contain contractual or other obligations.

Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials and providing technology and facility infrastructure to support our operations. Our research and development expenses in 2021 were $57.0 million, and we expect to increase our investment in research and development expenses in 2022. Our general and administrative expenses were $16.0 million in 2021, and we expect to increase our general and administrative expenses to support our business growth in 2022. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2022 through 2026 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of December 31, 2021 were $10.7 million. Refer to Note 6 in the Notes to Financial Statements in Item 8 for further detail of our lease obligations.

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

RAPT THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RAPT Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RAPT Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 10, 2022

RAPT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,027	$24,918
Marketable securities	165,627	86,592
Prepaid expenses and other current assets	3,319	4,088
Total current assets	192,973	115,598
Property and equipment, net	2,741	2,982
Other assets	2,922	389
Total assets	$198,636	$118,969
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,999	$2,383
Accrued expenses	6,326	4,935
Deferred revenue, current	1,016	4,096
Other current liabilities	254	328
Total current liabilities	9,595	11,742
Deferred revenue, net of current portion	511	863
Deferred rent, net of current portion	2,150	2,185
Total liabilities	12,256	14,790
Commitments (see note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 29,555,119 and 24,773,361 shares issued and outstanding at December 31, 2021 and 2020, respectively	3	2
Additional paid-in capital	470,629	319,196
Accumulated other comprehensive loss	(206)	(177)
Accumulated deficit	(284,046)	(214,842)
Total stockholders' equity	186,380	104,179
Total liabilities and stockholders' equity	$198,636	$118,969

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$3,813	$5,042
Operating expenses:
Research and development	56,985	45,485
General and administrative	16,037	12,771
Total operating expenses	73,022	58,256
Loss from operations	(69,209)	(53,214)
Other income, net	5	1,312
Net loss before taxes	(69,204)	(51,902)
Provision for income taxes	—	990
Net loss	$(69,204)	$(52,892)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	258	(249)
Unrealized gain (loss) on marketable securities	(287)	52
Total comprehensive loss	$(69,233)	$(53,089)
Net loss per share, basic and diluted	$(2.53)	$(2.19)
Weighted average number of shares used in computing net loss per share, basic and diluted	27,390,326	24,134,305

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	21,833,037	$2	$235,049	$(161,950)	$20	$73,121
Issuance of common stock, net of issuance costs	2,500,000	—	69,842	—	—	69,842
Proceeds from issuances of common stock in "at the market" offerings, net of issuance costs	188,700	—	3,768	—	—	3,768
Issuances of common stock from employee stock plans	251,624	—	1,851	—	—	1,851
Stock-based compensation	—	—	8,686	—	—	8,686
Foreign currency translation loss	—	—	—	—	(249)	(249)
Unrealized gain on marketable securities	—	—	—	—	52	52
Net loss	—	—	—	(52,892)	—	(52,892)
Balance at December 31, 2020	24,773,361	2	319,196	(214,842)	(177)	104,179
Issuance of common stock, net of issuance costs	4,356,060	1	134,769	—	—	134,770
Proceeds from issuances of common stock in "at the market" offerings, net of issuance costs	214,971	—	4,690	—	—	4,690
Issuances of common stock from employee stock plans	210,727	—	2,022	—	—	2,022
Stock-based compensation	—	—	9,952	—	—	9,952
Foreign currency translation gain	—	—	—	—	258	258
Unrealized loss on marketable securities	—	—	—	—	(287)	(287)
Net loss	—	—	—	(69,204)	—	(69,204)
Balance at December 31, 2021	29,555,119	$3	$470,629	$(284,046)	$(206)	$186,380

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(69,204)	$(52,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	1,270	497
Depreciation and amortization	996	1,123
Stock-based compensation expense	9,952	8,686
Loss on disposal of capital equipment	—	—
Gain (loss) on foreign currency translation	258	(249)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,764)	(965)
Accounts payable, accrued expenses, and other current liabilities	933	2,390
Deferred revenue	(3,432)	959
Deferred rent, net of current portion	(35)	(40)
Net cash used in operating activities	(61,026)	(40,491)
Investing activities
Purchase of marketable securities	(164,977)	(139,334)
Proceeds from maturities of marketable securities	84,385	52,297
Proceeds from sale of equipment	—	—
Purchase of property and equipment	(755)	(398)
Net cash used in investing activities	(81,347)	(87,435)
Financing activities
Proceeds from public offerings, net of issuance costs	134,770	73,610
Proceeds from issuances of common stock in "at the market" offerings, net of issuance costs	4,690	—
Proceeds from issuances of common stock under employee stock plans	2,022	1,851
Net cash provided by financing activities	141,482	75,461
Net increase in cash and cash equivalents	(891)	(52,465)
Cash and cash equivalents at beginning of year	24,918	77,383
Cash and cash equivalents at end of year	$24,027	$24,918
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$990
Supplemental disclosures of non-cash investing and financing information
Offering costs included in accounts payable and accrued expenses	$20	$208

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Description of the Business

RAPT Therapeutics, Inc. (“RAPT” or the “Company”) is a clinical-stage, immunology-based biopharmaceutical company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing its proprietary drug discovery and development engine, the Company develops highly selective small molecules that are designed to modulate the critical immune responses underlying these diseases. The Company is located in South San Francisco, California.

Equity Financings

In June 2021, pursuant to the shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (“SEC”) on November 16, 2020, the Company completed an underwritten public offering (“2021 Public Offering”) of 4,356,060 shares of common stock, including 568,181 shares of common stock issued in connection with the exercise of the over-allotment option by the underwriters, at a public offering price of $33.00 per share. The Company received approximately $134.8 million in net proceeds from the 2021 Public Offering, after deducting underwriting discounts and other offering-related costs.

In February 2020, the Company completed an underwritten follow-on public offering (“Follow‑on Offering”) of 2,500,000 shares of its common stock issued at an offering price of $30.00 per share. The Follow-on Offering generated approximately $69.8 million in net proceeds after deducting underwriting discounts and other offering related costs.

In November 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering (a) up to $350 million of the Company’s securities, including up to $100 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, and (b) up to an aggregate of 1,000,000 shares of common stock that certain selling stockholders may offer and sell from time to time. During the year ended December 31, 2021, the Company sold 214,971 shares under the ATM Sales Agreement resulting in net proceeds of $4.7 million after deducting underwriting discounts and commissions and other offering related costs. During the year ended December 31, 2020, the Company sold 188,700 shares under the ATM Sales Agreement resulting in net proceeds of $3.8 million after deducting underwriting discounts and commissions and other offering related costs. As of December 31, 2021, there was up to $90.9 million of shares of common stock available for future issuance under the ATM Sales Agreement.

Liquidity and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2021, the Company incurred a net loss of $69.2 million and used $61.0 million of cash in operations. At December 31, 2021, the Company had cash and cash equivalents and marketable securities of $189.7 million and working capital of $183.4 million.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For the years ended December 31, 2021 and 2020, the Company did not record any impairment losses on long-lived assets.

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

Milestone payments: If an agreement includes event-based or milestone payments, the Company evaluates whether the events or milestones are considered likely to be achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is unlikely that a significant revenue reversal of cumulative revenue recognized would occur, the value of the associated event-based or milestone payments is included in the transaction price. Event-based or milestone payments that are not within the control of the Company are not included in the transaction price until they become likely to be achieved.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to the accounting under the original lease guidance (Topic 840). ASU 2016‑02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company’s fiscal year beginning after December 15, 2021 and early adoption is permitted. The Company intends to adopt the new standard as of January 1, 2022. The adoption of the new standard will have a material impact on the Company’s consolidated balance sheet as of January 1, 2022, as we will recognize the right-of-use assets and liabilities for our operating leases. We expect to record lease liabilities of approximately $8 - $9 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We also expect to record corresponding right-of-use assets of approximately $6 - 7 million, based on the operating lease liabilities adjusted for unamortized deferred rent and lease incentives. The Company, however, does not expect a material impact to its consolidated statements of operations and consolidated statements of cash flow.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds— classified as cash equivalents	Level 1	$22,658	$—	$—	$22,658
Corporate debt	Level 2	52,704	—	(139)	52,565
Asset-backed securities	Level 2	23,882	—	(21)	23,861
Commercial paper	Level 2	59,532	—	—	59,532
U.S. government agency securities	Level 2	29,744	—	(75)	29,669
Total		$188,520	$—	$(235)	$188,285

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds— classified as cash equivalents	Level 1	$21,333	$—	$—	$21,333
Corporate debt	Level 2	32,164	48	—	32,212
Asset-backed securities	Level 2	12,367	2	(1)	12,368
Commercial paper	Level 2	28,962	—	—	28,962
U.S. government agency securities	Level 2	13,047	3	—	13,050
Total		$107,873	$53	$(1)	$107,925

 The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of December 31, 2021 were temporary in nature.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of December 31, 2021 (in thousands):

December 31, 2021
Due in less than one year	$132,804
Due in more than one year	55,481
Total	$188,285

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$6,291	$5,966
Leasehold improvements	3,295	3,294
Computer equipment	482	447
Furniture and fixtures	357	357
Total property and equipment	10,425	10,064
Less accumulated depreciation and amortization	(7,684)	(7,082)
Property and equipment, net	$2,741	$2,982

Depreciation and amortization expenses were $1.0 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development expenses	$2,205	$1,576
Accrued compensation	3,652	2,967
Accrued professional and consulting services	415	129
Other	54	263
Total accrued expenses	$6,326	$4,935

6. Commitments

The Company enters into contracts in the normal course of business with CROs for preclinical studies and clinical trials. These agreements provide for notice of termination by either party and are, therefore, cancelable contracts.

In May 2015, the Company entered into an operating lease for 30,376 square feet of laboratory and office facilities in South San Francisco, California, which expires in May 2022. In April 2018, the Company amended the lease agreement to include an additional 6,378 square feet of laboratory and office space increasing the total leased premises to 36,754 square feet. The lease amendment extended the lease term to November 2026 and contained scheduled rent increases over the lease term and an option for the Company to extend the lease for an additional five-year term.

In February 2019, the Company entered into an agreement to sublease its facility lease of 6,378 square feet of laboratory and office space, which terminated in July 2020.

As of December 31, 2021, future minimum non-cancelable lease payments, are as follows (in thousands):

Year ending December 31:
2022	$2,037
2023	2,109
2024	2,183
2025	2,259
2026	2,137
Thereafter	—
Total minimum lease payments	$10,725

The terms of the lease agreement provide for rental payments on a monthly basis and on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense includes certain monthly charges that do not represent non-cancelable obligations, as defined. These costs are determined based on actual charges incurred. In addition, tenant improvement allowances recorded are amortized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was $2.3 million and $2.1 million in the years ended December 31, 2021 and 2020, respectively.

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not subject to any current pending legal matters or claims and no contingency losses were accrued at either December 31, 2021 or 2020.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determined that the transaction price as of December 31, 2019 was $10.0 million, which consisted of the upfront fee of $4.0 million and an unconstrained development milestone payment of $6.0 million. In December 2020, Hanmi requested the Company to supply FLX475, and as a result, the Company increased the transaction price by $0.4 million. Other future development milestones were constrained as their achievement was highly dependent on factors outside the Company’s control. The Company expects that the revenue from sales milestone and royalty payments will be recognized when the sales occur or the milestone is achieved. The Company will re-evaluate the transaction price at each reporting period.

The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the years ended December 31, 2021 and 2020, $3.8 million and $5.0 million of revenue was recognized pursuant to the Hanmi Agreement, respectively. As of December 31, 2021, deferred revenue related to the Hanmi Agreement was $1.5 million and is expected to be recognized over the over the remaining period of the Company’s Phase 1/2 clinical trial of FLX475.

Clinical Trial Collaboration and Supply Agreement with Merck

In November 2018, the Company entered into a clinical trial collaboration and supply agreement with an affiliate of Merck (known as MSD outside the United States and Canada) under which the Company will conduct a clinical trial evaluating FLX475 in combination with pembrolizumab (KEYTRUDA®), Merck’s anti-PD-1 therapy, in patients with advanced cancers. The Company is the sponsor of the clinical trial, and Merck will supply pembrolizumab for use in the clinical trial.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Common Stock

The holders of the Company’s common stock have one vote for each share of common stock held by them. Holders of shares of the Company’s common stock are entitled to dividends when, as and if declared by the board of directors. No dividends had been declared as of December 31, 2021 or December 31, 2020.

The Company had reserved the following shares of common stock, on an as-converted basis, for future issuance as follows:

	Year Ended December 31,
	2021	2020
Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,024,681	1,481,100
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	40,500	56,500
Options available for future grants	2,688,372	2,415,710
Shares reserved under the 2019 Employee Stock Purchase Plan	316,923	153,011
Total	5,070,476	4,106,321

9. Stock-Based Compensation

Stock Option Plan

In 2015, the Company adopted the FLX Bio, Inc. 2015 Stock Plan (the “2015 Plan”).

In connection with the consummation of the IPO in November 2019, the Company’s board of directors adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan” and collectively with the 2015 Plan, the “Option Plans”). Upon the effectiveness of the 2019 Plan, the Company’s 2015 Plan terminated and no further grants may be made thereunder. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2021, the Company had 2,688,372 shares of common stock available for grant under the Option Plans. In addition, the number of shares reserved for issuance under the Company’s 2019 Plan will automatically increase on January 1 of each year beginning January 1, 2020 by a number equal to (i) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year or (ii) the number of shares determined by the Company’s board of directors.

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

Employee Stock Purchase Plan

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The Company reserved 240,336 shares of common stock pursuant to purchase rights to be granted to the Company’s employees. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year, beginning January 1, 2020, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 240,336 shares or (3) a number determined by the board of directors that is less than (1) and (2). As of January 1, 2021, an additional 240,336 shares of common stock were authorized for issuance pursuant to the annual automatic increase to the authorized shares under the 2019 ESPP.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. During the years ended December 31, 2021 and 2020, employees purchased 76,424 shares at weighted average price of $10.80 and 87,325 shares at a weighted average exercise price of $10.27, respectively. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $2.5 million and $2.7 million for the years ended December 31, 2021 and 2020, respectively.

Stock Options

Stock option activity under the Options Plan is set forth below for the year ended December 31, 2021:

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	1,481,100	$16.13	8.36	$11,123
Stock options granted	794,095	21.62
Stock options exercised	(120,178)	9.88
Stock options forfeited	(130,336)	21.30
Balances at December 31, 2021	2,024,681	$18.33	8.04	$38,417
Vested and expected to vest at December 31, 2021	2,024,681	$18.33	8.04	$38,417
Exercisable at December 31, 2021	1,028,650	$14.75	7.41	$23,142

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the board of directors, as of December 31, 2021.

The options granted in the years ended December 31, 2021 and 2020 had a weighted average per share grant-date fair value of $15.04 and $24.57, respectively, and a total grant date fair value of $11.9 million and $8.7 million.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2021 and 2020 was $2.4 million and $2.4 million, respectively.

The aggregate fair value of options that vested in the years ended December 31, 2021 and 2020 was $6.8 million and $5.4 million, respectively.

Restricted Stock Units

Restricted Stock Units (“RSU”) activity under the 2019 Plan is set forth below for the year ended December 31, 2021:

	Number of Shares Outstanding	Weighted Average Grant Price Fair Value Per Share
RSUs outstanding at December 31, 2020	56,500	44.66
RSUs awarded	—	—
RSUs released	(14,125)	44.66
RSUs forfeited	(1,875)	44.66
RSUs outstanding at December 31, 2021	40,500	44.66

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee stock option valuation

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

Expected volatility

Since the Company recently became a public company and has only a limited trading history for its common stock, the expected volatility was estimated based on the average historical volatility for comparable publicly traded biopharmaceutical companies and our historical volatility over a period, where available, equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, life cycle stage or area of specialty.

Risk-free interest rate

The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the options.

Expected dividend

The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The assumptions used to value employee and non-employee stock option awards granted under the Option Plans during the years ended December 31, 2021 and 2020, using the Black-Scholes option pricing model, were as follows:

Year Ended December 31,
	2021	2020
Expected term (in years)	3.93 - 6.05	5.19 - 6.07
Volatility	81.0% - 86.9%	84.0% - 87.0%
Risk-free interest rate	0.55% - 1.26%	0.28% - 1.43%
Dividend yield	—	—

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Employee stock purchase plan

The fair value of the rights granted to employees under the 2019 ESPP was estimated using a Black-Scholes option-pricing model with the following valuation assumptions:

	Year Ended December 31,
	2021	2020
Expected term (in years)	0.25 - 2.00	0.25 - 2.00
Volatility	71.3% - 92.9%	84.0%
Risk-free interest rate	0.05% - 1.55%	0.11% - 1.57%
Dividend yield	—	—

Early exercise of stock options

The terms of the 2015 Plan permitted option holders to exercise stock options before they are vested, subject to certain limitations. Such unvested shares were subject to repurchase by the Company at the original exercise price in the event the option holder’s service to the Company was terminated either voluntarily or involuntarily. As a result of early exercises under the 2015 Plan, approximately 0 and 3,000 shares were subject to repurchase as of December 31, 2021 and 2020, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its balance sheet. As of December 31, 2021 and 2020, the Company included cash received for the early exercise of unvested options of $0 and $6,000, respectively, in other current liabilities. Amounts included in liabilities were transferred into common stock and additional paid-in capital as the shares vested, which was generally over a period of 48 months.

Stock-based compensation expense

Total stock-based compensation expense recognized for stock options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$5,310	$4,637
General and administrative	4,642	4,049
Total stock-based compensation expense	$9,952	$8,686

As of December 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $15.7 million. This unrecognized stock-based compensation cost is expected to be recognized over 2.6 years.

10. Income Taxes

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	December 31,
	2021	2020
United States	$(66,464)	$(49,961)
Foreign	(2,740)	(1,941)
	$(69,204)	$(51,902)

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes related to Korean withholding taxes on the near-term milestone payment the Company received pursuant to the Hanmi Agreement are as follows (in thousands):

	December 31,
	2021	2020
Current
Foreign	—	$990
Total provision for income taxes	$—	$990

A reconciliation of the statutory U.S. federal rate and effective rate is as follows:

	December 31,
	2021	2020
Federal tax	21.00%	21.00%
Stock-based compensation	(0.76)	(0.55)
Research and development tax credit	2.39	2.83
Foreign losses not benefited	(2.14)	—
Withholding taxes, net of federal benefit	—	(1.51)
Change in valuation allowance	(20.86)	(23.99)
Other	0.37	0.31
Income tax expense	—%	(1.91%)

The Company has incurred net operating losses for all periods since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$49,791	$38,665
Federal and state research and development tax credits	7,756	6,103
Accrued liabilities and reserves	1,644	1,089
Stock-based compensation	2,331	1,273
Gross deferred tax assets	61,522	47,130
Valuation allowance	(61,488)	(47,060)
Deferred tax liabilities:
Depreciation and amortization	(34)	(70)
Gross deferred tax liabilities	(34)	(70)
Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future taxable income, if any. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2021 and 2020, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $14.4 million and $12.5 million during the years ended December 31, 2021 and 2020, respectively. The increase in the valuation allowance is mainly related to the increase in net operating loss carryforwards incurred during the respective taxable years.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $233.1 million and $177.2 million, respectively. The federal net operating loss carryforwards generated during and after fiscal 2018 are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2035. As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of approximately $12.1 million, which begin to expire in 2035 and are available to offset future taxable income. As of December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards of approximately $6.1 million and $4.8 million, respectively. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of approximately $5.5 million and $4.3 million, respectively. Moreover, as of December 31, 2021, the Company recorded federal and state reserves of approximately $1.5 million and $1.4 million, respectively, as uncertain tax positions. If not utilized, the federal credit carryforwards will begin expiring in 2035. The state credits carry forward indefinitely.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act did not have a material effect on the realizability of deferred income tax assets or tax expense in 2021. The Company claimed employee retention tax credits in the amount of $0.4 million for the year ended December 31, 2020.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any. The annual limitation may result in the expiration of net operating losses and credits before utilization. Under the new enacted law, the carryforward period of net operating losses generated from 2018 forward is indefinite; however, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may still result in the expiration of certain net operating losses and tax credit carryforwards before their utilization. On February 9, 2022, California Senate Bill 113 “SB 113” was signed into law. SB 113 lifted the limitation for California NOL and Credit utilization disallowed by California Assembly Bill 85. Given the Company’s expected loss position in the current year, the new legislations will not impact the current year provision. The Company will continue to monitor possible California net operating loss and credit limitation in future periods..

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2021 and 2020 resulting primarily from research and development tax credits claimed for both US and foreign operations on the Company’s annual tax returns were as follows (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$2,291	$1,747
Additions on tax positions related to prior years	807	—
Additions on tax positions related to current year	1,336	544
Balance at end of year	$4,434	$2,291

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect that its uncertain tax positions will materially change in the next 12 months. The reversal of uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets. In accordance with ASC 740, the Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits through December 31, 2021.

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

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share of the years ended December 31, 2021 and 2020 (in thousands, except share and per share data):

	Year Ended December 31
	2021	2020
Numerator:
Net loss	$(69,204)	$(52,892)
Denominator:
Weighted average common shares outstanding	27,390,326	24,164,828
Less: weighted-average unvested early exercised common shares subject to repurchase	—	(30,523)
Weighted-average shares used to compute net loss per share, basic and diluted	27,390,326	24,134,305
Net loss per share, basic and diluted	$(2.53)	$(2.19)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Outstanding as of
	December 31,
	2021	2020
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,024,681	1,481,100
Estimated shares issuable under the 2019 ESPP	6,592	15,990
RSUs subject to future vesting	40,500	56,500
Total	2,071,773	1,553,590

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the section entitled “Corporate Governance and Board Matters” of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

The information required by this Item will be included in the sections entitled “Executive Officers” and “Executive Compensation” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the sections entitled “Transactions with Related Persons and Indemnification” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be included in the section entitled “Corporate Governance and Board Matters” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

4.1	Form of Common Stock Certificate	S-1	333-232572	4.1	07/22/19

4.2	Description of Registrant’s Securities	10-K	001-38997	4.2	03/30/20

10.1	Amended and Restated Investors’ Rights Agreement by and among RAPT Therapeutics, Inc. and certain of its stockholders, dated December 18, 2018	S-1	333-232572	10.1	07/05/19

10.2+	2015 Stock Plan	S-1	333-232572	10.2	07/05/19

10.3+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2015 Stock Plan	S-1	333-232572	10.3	07/05/19

10.4+	2019 Equity Incentive Plan	S-1	333-232572	10.4	07/22/19

10.5+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2019 Equity Incentive Plan	S-1	333-232572	10.5	07/22/19

10.6+	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the Amended and Restated 2019 Equity Incentive Plan	S-1	333-232572	10.6	07/22/19

10.7+	2019 Employee Stock Purchase Plan	S-1	333-232572	10.7	07/22/19

10.8+	Form of Indemnification Agreement, by and between RAPT Therapeutics, Inc. and each of its directors and executive officers	S-1	333-232572	10.8	07/22/19

10.9+	Amended and Restated Employee Offer Letter, by and between Brian Wong and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.9	07/22/19

10.10+	Amended and Restated Employee Offer Letter, by and between William Ho and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.10	07/22/19

10.11+	Amended and Restated Employee Offer Letter, by and between Dirk Brockstedt and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.11	07/22/19

10.12+	Offer Letter, by and between Rodney Young and RAPT Therapeutics, Inc., dated November 11, 2019	8-K	001-38997	10.1	12/04/19

10.13+	Offer Letter, by and between Karen Lam and RAPT Therapeutics, Inc., dated July 10, 2019	10-K	001-38997	10.13	03/30/20

10.14+	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-38997	10.14	03/30/20

10.15	Lease, by and between HCP, Inc. and Flexus Biosciences, Inc., dated October 10, 2014	S-1	333-232572	10.21	07/05/19

10.16	First Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 29, 2015	S-1	333-232572	10.22	07/05/19

10.17	Second Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 16, 2018	S-1	333-232572	10.23	07/05/19

10.18	Third Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated December 13, 2018	S-1	333-232572	10.24	07/05/19

10.19#	Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.	S-1	333-232572	10.25	07/05/19

10.20#	Collaboration and License Agreement, dated as of December 1, 2019, by and between Hanmi Pharmaceutical Co., Ltd and RAPT Therapeutics, Inc.	S-1	333-236256	10.19	02/04/20

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Fata File because its EBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Indicates management contract or compensatory plan or arrangement.
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

RAPT Therapeutics, Inc.

Date: March 10, 2022	By:	/s/ Brian Wong, M.D. Ph.D.
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

Signature	Title	Date
/s/ Brian Wong, M.D., Ph.D.	President, Chief Executive Officer and Director	March 10, 2022
Brian Wong, M.D., Ph.D.	(principal executive officer)

/s/ Rodney Young	Chief Financial Officer and Secretary	March 10, 2022
Rodney Young	(principal financial officer and principal accounting officer)

/s/ William Rieflin	Chair of the Board of Directors	March 10, 2022
William Rieflin

/s/ Michael F. Giordano, M.D.	Director	March 10, 2022
Michael F. Giordano, M.D.

/s/ Mary Ann Gray, Ph.D.	Director	March 10, 2022
Mary Ann Gray, Ph.D.

/s/ Linda Kozick.	Director	March 10, 2022
Linda Kozick

/s/ Lori Lyons-Williams	Director	March 10, 2022
Lori Lyons-Williams

/s/ Wendye Robbins, M.D.	Director	March 10, 2022
Wendye Robbins, M.D.