Form 10-Q
period 2022-03-31
RAPT Therapeutics, Inc.
filed 2022-05-11
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, there were 29,644,130 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$32,418	$24,027
Marketable securities	140,590	165,627
Prepaid expenses and other current assets	2,656	3,319
Total current assets	175,664	192,973
Property and equipment, net	2,629	2,741
Operating lease right-of-use assets	6,322	—
Other assets	2,933	2,922
Total assets	$187,548	$198,636
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,936	$1,999
Accrued expenses	8,276	6,326
Deferred revenue, current	645	1,016
Operating lease liabilities, current	1,481	—
Other current liabilities	22	254
Total current liabilities	12,360	9,595
Deferred rent, net of current portion	—	2,150
Deferred revenue, non-current	241	511
Operating lease liabilities, non-current	7,112	—
Total liabilities	19,713	12,256
Commitments
Stockholders' equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	473,463	470,629
Accumulated other comprehensive loss	(1,117)	(206)
Accumulated deficit	(304,514)	(284,046)
Total stockholders' equity	167,835	186,380
Total liabilities and stockholders' equity	$187,548	$198,636

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$641	$1,222
Operating expenses:
Research and development	16,670	13,771
General and administrative	4,748	4,012
Total operating expenses	21,418	17,783
Loss from operations	(20,777)	(16,561)
Other income, net	309	47
Net loss	$(20,468)	$(16,514)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(201)	38
Unrealized loss on marketable securities	(710)	(50)
Total comprehensive loss	$(21,379)	$(16,526)
Net loss per share, basic and diluted	$(0.69)	$(0.66)
Weighted average number of shares used in computing net loss per share, basic and diluted	29,572,467	24,844,946

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	29,555,119	$3	$470,629	$(206)	$(284,046)	$186,380
Issuances from employee stock plans	37,640	—	132	—	—	132
Stock-based compensation	—	—	2,702	—	—	2,702
Foreign currency translation loss	—	—	—	(201)	—	(201)
Unrealized loss on marketable securities	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	(20,468)	(20,468)
Balance at March 31, 2022	29,592,759	$3	$473,463	$(1,117)	$(304,514)	$167,835

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	24,773,361	$2	$319,196	$(177)	$(214,842)	$104,179
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	57,100	—	1,180	—	—	1,180
Issuances from employee stock plans	31,620	—	121	—	—	121
Stock-based compensation	—	—	2,687	—	—	2,687
Foreign currency translation gain	—	—	—	38	—	38
Unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(16,514)	(16,514)
Balance at March 31, 2021	24,862,081	$2	$323,184	$(189)	$(231,356)	$91,641

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net loss	$(20,468)	$(16,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	341	218
Depreciation and amortization	261	280
Stock-based compensation expense	2,702	2,687
Gain (loss) on foreign currency translation	(201)	38
Non-cash operating lease expense	428	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	652	(112)
Accounts payable, accrued expenses and other current liabilities	1,891	362
Deferred revenue	(641)	(841)
Deferred rent	—	(28)
Operating lease liabilities	(543)	—
Net cash used in operating activities	(15,578)	(13,910)
Investing activities
Purchase of marketable securities	(6,055)	(15,734)
Proceeds from maturities of marketable securities	30,041	28,372
Purchase of property and equipment	(149)	(227)
Net cash provided by investing activities	23,837	12,411
Financing activities
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	—	1,180
Proceeds from issuance of common stock under employee stock plans	132	121
Net cash provided by financing activities	132	1,301
Net increase (decrease) in cash and cash equivalents	8,391	(198)
Cash and cash equivalents at beginning of period	24,027	24,918
Cash and cash equivalents at end of period	$32,418	$24,720
Supplemental disclosures of non-cash investing and financing information
Right-of-use asset obtained in exchange for lease obligation	$(6,585)	$—

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

The Company is located in South San Francisco, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S‑X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 with the SEC.

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

Leases

At inception of a contract, the Company determines whether an arrangement is or contains a lease. For all leases, the Company determines the classification as either operating leases or financing leases. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s Condensed Consolidated Balance Sheets.

Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an implicit rate when readily available, or its incremental borrowing rate based on the information available at lease commencement date, in determining the present value of lease payments. ROU assets represent our right to use underlying assets for the lease term and operating lease liabilities represent our obligation to make lease payments under the lease. ROU assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. Lease agreements with both lease and nonlease components are generally accounted for together as a single lease component.

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

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amended the guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to increase awareness of the amendments and to expedite improvements to Topic 326. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses, Topic 326, which provided companies an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13; instead, these amendments are intended to clarify and improve operability of certain topics. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defer the effective date of the new credit loss standard. ASU 2016-13 and its related amendments are effective for the Company’s fiscal year beginning after December 15, 2022 and early adoption is permitted. The Company is currently assessing when it will adopt ASU 2016-13 and the impact that adoption will have on its condensed consolidated financial statements and related disclosures.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of March 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$31,373	$—	$—	$31,373
Corporate debt	Level 2	63,416	—	(531)	62,885
Commercial paper	Level 2	48,364	—	—	48,364
U.S. government agency securities	Level 2	29,755	—	(414)	29,341
Total		$172,908	$—	$(945)	$171,963

		As of December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$22,658	$—	$—	$22,658
Corporate debt	Level 2	52,704	—	(139)	52,565
Asset-backed securities	Level 2	23,882	—	(21)	23,861
Commercial paper	Level 2	59,532	—	—	59,532
U.S. government agency securities	Level 2	29,744	—	(75)	29,669
Total		$188,520	$—	$(235)	$188,285

The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of March 31, 2022 were temporary in nature.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of March 31, 2022 (in thousands):

March 31, 2022
Due in less than one year	$147,431
Due in more than one year	24,532
Total	$171,963

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$6,399	$6,291
Leasehold improvements	3,295	3,295
Computer equipment	446	482
Furniture and fixtures	394	357
Total property and equipment	10,534	10,425
Less accumulated depreciation and amortization	(7,905)	(7,684)
Property and equipment, net	$2,629	$2,741

Depreciation and amortization expense was $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development expenses	$5,220	$2,205
Accrued compensation	2,359	3,652
Accrued professional and consulting services	580	415
Other	117	54
Total accrued expenses	$8,276	$6,326

6. Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2022 using the modified retrospective approach. The Company elected to apply the modified retrospective approach that allowed it to continue applying the guidance in effect, at the time of adoption, in the comparative periods presented in the Condensed Consolidated Balance Sheets and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company also elected the package of practical expedients, which permits it not to reassess under the new standard the  prior conclusions about lease identification, lease classification and initial direct costs. Lastly, the Company elected the short-term lease practical expedients allowed under the standard and the practical expedient to use hindsight in determining the lease term for all its leases.

As a result of applying the modified retrospective approach to adopt the lease guidance, the following adjustments were made to accounts on the Condensed Consolidated Balance Sheet as of January 1, 2022 (in thousands):

Balance Sheet	December 31, 2021	Effect of adoption of ASC 842	January 1, 2022
Assets
Operating lease right-of-use assets	$—	$6,585	$6,585
Total assets	$—	$6,585	$6,585
Liabilities
Operating lease liabilities, current	$—	$1,471	$1,471
Deferred rent (1)	2,386	(2,386)	—
Operating lease liabilities, non-current	—	7,500	7,500
Total Lease Liabilities	$2,386	$6,585	$8,971
(1) Included in other liabilities and deferred rent, net of current portion on the balance sheet.

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

The Company does not have any financing lease agreements as of March 31, 2022.

The following table summarizes maturities of operating lease liabilities as of March 31, 2022 (in thousands):

2022 (remaining nine months)	$1,553
2023	2,109
2024	2,183
2025	2,259
2026	2,137
Thereafter	—
Total future undiscounted lease payments	10,241
Less: Imputed interest	(1,648)
Total Lease Liabilities	$8,593

The following table summarizes the balance sheet classification of operating leases at March 31, 2022 (in thousands):

Operating leases
Operating lease right-of-use assets	$6,322

Operating lease liabilities, current	1,481
Operating lease liabilities, non-current	7,112
Total operating lease liabilities	$8,593

For the three months ended March 31, 2022, the Company incurred $0.4 million of lease expense included in operating expenses in the condensed consolidated statement of operations in relation to the operating lease. Variable lease expense was $0.1 million for the three months ended March 31, 2022. Rent expense was $0.6 million during the three months ended March 31, 2021.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2022 was $0.5 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

As of March 31, 2022, the weighted-average remaining lease term and discount rate for the Company’s operating leases was 4.58 years and 8.0%, respectively.

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

The transaction price as of March 31, 2022 was $10.4 million, consisting of the upfront fee of $4.0 million, the near-term milestone payment of $6.0 million and $0.4 million related to the supply of FLX475 to Hanmi. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the three months ended March 31, 2022 and 2021, the Company recognized $0.6 million and $1.2 million, respectively, as revenue pursuant to the Hanmi Agreement. As of March 31, 2022 and December 31, 2021, deferred revenue related to the Hanmi Agreement was $0.9 million and $1.5 million, respectively. The deferred revenue is expected to be recognized over the estimated remaining period of the Company’s Phase 1/2 clinical trial of FLX475.

8. Common Stock

As of March 31, 2022, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,764,372
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	27,000
Options available for future grants under the 2019 Equity Incentive Plan	3,104,284
Shares reserved under the 2019 Employee Stock Purchase Plan	557,259
Total	6,452,915

As of March 31, 2022, there was up to $90.9 million available for future issuance of shares of common stock under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”).

9. Stock-based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the three months ended March 31, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2021	2,024,681	$18.33	8.0	$38,417
Stock options authorized	—
Stock options granted	815,932	19.96
Stock options exercised	(26,601)	7.83
Stock options forfeited	(49,640)	23.90
Balances at March 31, 2022	2,764,372	$18.81	8.4	$14,075

As of March 31, 2022, 3,104,284 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the three months ended March 31, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2021	40,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at March 31, 2022	27,000	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the employee stock purchase plan (“ESPP”) was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Research and development	$1,179	$1,474
General and administrative	1,523	1,213
Total stock-based compensation expense	$2,702	$2,687

As of March 31, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $24.5 million. This unrecognized stock-based compensation expense is expected to be recognized over 3.0 years.

The Company recorded stock-based compensation expense related to the ESPP of $0.1 million for the three months ended March 31, 2022 and $0.8 million for the three months ended March 31, 2021.

10. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(20,468)	$(16,514)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	29,572,467	24,844,946
Net loss per share, basic and diluted	$(0.69)	$(0.66)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2022	2021
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,764,372	1,967,417
Estimated shares issuable under the 2019 ESPP	18,976	52,468
RSUs subject to future vesting	27,000	40,500
Total	2,810,348	2,060,385

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022. This discussion includes both historical information and forward-looking statements that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report.

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

In June 2021, we announced positive topline results from our randomized placebo-controlled Phase 1b clinical trial of RPT193 as monotherapy in 31 patients with moderate-to-severe atopic dermatitis (AD). After four weeks of treatment, patients with moderate-to-severe AD who received RPT193 showed a 36.3% improvement from baseline in the Eczema Area and Severity Index (EASI) score, a standard measure of disease severity, compared to 17.0% in the placebo group. In the two-week period following the end of treatment, the RPT193 group showed continued improvement and further separation from placebo with a 53.2% improvement in the EASI score at the six-week time point compared to 9.6% in the placebo group. RPT193 was well tolerated in the Phase 1b study. No serious adverse events were reported and all adverse events reported were mild or moderate in intensity.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of March 31, 2022, we had an accumulated deficit of $304.5 million. We have incurred net losses of $20.5 million and $16.5 million for the three months ended March 31, 2022 and 2021, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $173.0 million and working capital of $163.3 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months following the filing date of this report.

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

Impact of COVID-19 Pandemic

We have been impacted and may continue to be impacted by the ongoing global pandemic of the disease referred to as COVID-19 and the responses by government entities to combat the pandemic. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, slowing recruitment in our clinical trials, limiting some of our employees from coming to work at our facility and delaying services from third-party service providers. We have instituted flexible work hours and protocols to protect the health of our employees, which has limited some of our operations. Depending on how long the pandemic continues or if it intensifies, it is possible that these or other challenges may have a larger impact on our operations. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid and we are actively managing our response and assessing potential impacts to our employees and operations, as well as to our financial condition, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to numerous uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

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

Except for the change to our accounting policy for leases as a result of adopting ASC Topic 842, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022. Our significant accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Revenue	$641	$1,222	$(581)	(48)%
Operating expenses:
Research and development	16,670	13,771	2,899	21%
General and administrative	4,748	4,012	736	18%
Total operating expenses	21,418	17,783	3,635	20%
Loss from operations	(20,777)	(16,561)	(4,216)	25%
Other income, net	309	47	262	557%
Net loss	$(20,468)	$(16,514)	$(3,954)	24%

Revenue

Revenue for the three months ended March 31, 2022 and 2021 was $0.6 million and $1.2 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized by applying the cost-based input method for the performance obligation over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

Research and Development Expenses

Research and development expenses increased $2.9 million, or 21%, to $16.7 million for the three months ended March 31, 2022 from $13.8 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily due to increases of $2.4 million in development costs related to RPT193, $0.2 million in development costs related to FLX475 and $0.6 million in personnel costs, partially offset by a decrease of $0.3 million in stock-based compensation expense.

The following is a comparison of research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
External development expenses:
FLX475	$3,533	$3,330
RPT193	4,605	2,215
Other programs	640	433
Internal research and development expenses	7,892	7,793
Total research and development expenses	$16,670	$13,771

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 18%, to $4.7 million for the three months ended March 31, 2022 from $4.0 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to increases of $0.3 million in stock-based compensation expense, $0.4 million in personnel costs and $0.2 million in facilities costs, partially offset by a decrease in $0.2 million in consulting services.

Other Income, Net

Other income, net increased $0.3 million, or 557%, for the three months ended March 31, 2022 from $47,000 for the three months ended March 31, 2021. The increase was driven primarily by higher interest income and remeasurement gains related to foreign currency transactions for the three months ended March 31, 2022.

Liquidity and Capital Resources; Plan of Operations

We had cash and cash equivalents and marketable securities of $173.0 million and working capital of $163.3 million as of March 31, 2022. Our cash equivalents were held primarily in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At March 31, 2022, we had an accumulated deficit of $304.5 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(15,578)	$(13,910)
Investing activities	23,837	12,411
Financing activities	132	1,301
Net increase (decrease) in cash and cash equivalents	$8,391	$(198)

Cash Used in Operating Activities

Net cash used in operating activities was $15.6 million for the three months ended March 31, 2022, reflecting a net loss of $20.5 million, partially offset by non-cash charges for primarily depreciation, amortization and stock-based compensation expense totaling $3.1 million and net cash provided by changes in operating assets and liabilities of $1.8 million.

Net cash used in operating activities was $13.9 million for the three months ended March 31, 2021 reflecting a net loss of $16.5 million, partially offset by non-cash charges for primarily depreciation, amortization and stock-based compensation expense of $3.2 million and net cash used by changes in operating assets and liabilities of $0.6 million.

Cash Used in Investing Activities

Cash provided by investing activities was $23.8 million for the three months ended March 31, 2022, primarily from the proceeds from maturities of marketable securities of $30.0 million, offset by the purchase of marketable securities for $6.1 million and purchase of property and equipment for $0.1 million. Cash provided by investing activities was $12.4 million for the three months ended March 31, 2021, primarily from proceeds from maturities of marketable securities of $28.4 million, offset by the purchase of marketable securities for $15.7 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022 from net proceeds from our employee stock plans. Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2021, primarily from the $1.2 million in net proceeds from the sale of shares under the ATM Sales Agreement.

Material Cash Requirements

There have been no material changes to our material cash requirements outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Material Cash Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Our business and investing in our common stock involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, our ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such case, the market price of our common stock could decline and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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

•

RPT193 and FLX475 are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability. Clinical development includes a lengthy and expensive process with an uncertain outcome and results of earlier studies and trials may not be predictive of future trial results. RPT193, FLX475 or other future drug candidates may not demonstrate the safety and efficacy necessary to support further clinical development or commercial viability.

•

We may not be successful in our efforts to use and expand our proprietary drug discovery and development engine to build a pipeline of drug candidates and as an organization we have no history of successfully developing drugs.

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

•

We face intense competition from companies that have developed or may develop biologics and small molecule drugs for the treatment of inflammatory diseases and cancer. If these companies develop technologies or drug candidates more rapidly than we do, or if their technologies or drug candidates are more effective, our ability to develop and successfully commercialize drug candidates may be adversely affected.

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

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $20.5 million and $16.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $304.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

FLX475 is currently undergoing clinical development and testing as a single agent and in combination with pembrolizumab, which is supplied to us by Merck under our collaboration agreement with them. If Merck were to terminate our collaboration agreement, we may be forced to purchase pembrolizumab to continue our current and planned clinical trials or to pursue another anti-PD-1 therapy for co-administration with FLX475 in place of pembrolizumab, which may require us to restart preclinical studies or clinical trials, any of which could result in a change to our business plan and materially harm our business, financial condition, results of operations and prospects. In addition, if FLX475 is approved as a treatment in combination with pembrolizumab, then the availability of pembrolizumab for administration with FLX475 will affect our ability to commercialize FLX475. For example, if the supply of pembrolizumab were constrained for any reason it could have the effect of limiting the commercial uptake of FLX475, if approved for commercial sale.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. Developing our drug candidates and conducting clinical trials for the treatment of inflammatory diseases, cancer and any other indications that we may pursue in the future will require substantial amounts of capital. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2022, we had $173.0 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

We are aware of numerous companies that are developing biologics and small molecule drugs for the treatment of inflammatory diseases and cancer. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our future partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to small molecule drugs or biologics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective or less expensive than the drugs we develop are or become available.

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as ChemoCentryx, Tusk/Roche and Agenus/Gilead for oncology, and Dermira/Lilly and AnaptysBio for inflammatory diseases. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and other therapeutics for use in treating inflammatory diseases and cancer such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If RPT193, FLX475 or any other future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or currently marketed.

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

As of March 31, 2022, we had 83 full-time employees. Our focus on the development of RPT193, FLX475 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. Over the last year as there has been an increase in workers leaving their positions and the workforce as a whole, referred to as the “great resignation,” and the competition to attract, retain and replace such employees has intensified. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, including as a result of the ongoing armed conflict between Russia and Ukraine, outbreak of disease, boycotts, curtailment of trade and other business restrictions and implementation of tariffs;

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

Further, although we make reasonable efforts to ensure patentability of our inventions, we cannot guarantee that all of the potentially relevant prior art relating to our patent applications and any issued patents we obtain has been found. For example, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing and, in some cases, not at all. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our drug discovery and development engine, our drug candidates or the use of our technologies. We thus cannot know with certainty whether we or any of our future licensors were the first to make the inventions claimed in our pending patent applications or any issued patents we obtain, or that we or our any of our future licensors were the first to file for patent protection of such inventions. For this reason, and because there is no guarantee that any prior art search is correct and comprehensive, we may be unaware of prior art that could be used to invalidate an issued patent or to prevent our pending patent applications from issuing as patents. Invalidation of any of our patent rights, including in-licensed patent rights, could materially harm our business, financial condition, results of operations and prospects.

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

Any license, collaboration or other intellectual property-related agreements impose, and any future license, collaboration or other intellectual property-related agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. Despite our best efforts, any of our future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technologies covered by these license agreements. Any license agreements we enter into may be complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may seek to obtain licenses from licensors in the future. However, we may be unable to obtain any such licenses at a reasonable cost or on reasonable terms, if at all. In addition, if any of our future licensors terminate any such license agreements, such license termination could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations and ability to achieve profitability.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce and defend patents we may in-license, or they lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or drug candidates that is the subject of such licensed rights could be materially adversely affected. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs.

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

Extensions of patent term may be available, but there is no guarantee that we would succeed in obtaining any particular extension or that any such extension would lengthen the patent term for a sufficient period of time to exclude others from commercializing products similar or identical to ours. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication or any additional indications approved during the period of extension. A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved drug, a method for using it or a method for manufacturing it. The applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to any patents we obtain, or may grant more limited extensions than we request. An extension may not be granted or may be limited where there is, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply before expiration of relevant patents or some other failure to satisfy applicable requirements. If this occurs, our competitors may be able to launch their products earlier by taking advantage of our investment in development and clinical trials along with our clinical and preclinical data. This could have a material adverse effect on our business and ability to achieve profitability.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our current or any future technologies or drug candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time‐consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs of, and may diminish our ability to protect, our inventions, obtaining, maintaining, and enforcing our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law, which increased uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These provisions affected the way patent applications are prosecuted, redefined prior art and provided more efficient and cost-effective avenues for competitors to challenge the validity of patents. This included allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures that attacked the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. In March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application would be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. This required us to be cognizant of the time from invention to filing of a patent application. The Leahy-Smith Act and its implementation resulted in uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse impact on our business prospects, financial condition and results of operations.

Courts in the U.S. continue to refine the heavily fact-and-circumstance-dependent jurisprudence defining the scope of patent protection available for therapeutics, narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This creates uncertainty about our ability to obtain patents in the future and the value of such patents. We cannot provide assurance that future developments in Congress, the federal courts and the USPTO will not adversely impact our patent rights. The laws and regulations governing patents could change in unpredictable ways that could weaken our and our licensors’ ability to obtain new patents or to enforce our existing patent rights or patent rights that we might obtain or in-license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may have a material adverse effect on our and our licensors’ ability to obtain new patents or to protect and enforce our owned or in-licensed patent rights or patent rights that we may obtain or in-license in the future.

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

Filing, prosecuting and defending patents on current or future technologies or drug candidates in all countries throughout the world would be prohibitively expensive. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products and our patent or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in such foreign jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patent rights or the marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and could divert our efforts and attention from other aspects of our business. Such proceedings could also put our patent rights at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us or any of our future licensors. We may not prevail in any lawsuits or other adversarial proceedings that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce such intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or in-license.

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

We or any of our future licensors or strategic partners may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current or any potential future drug candidates and technologies, including derivation, reexamination, inter partes review, post-grant review or interference proceedings before the USPTO and similar proceedings in jurisdictions outside of the United States, such as opposition proceedings. If we or our licensors or strategic partners are unsuccessful in any interference proceedings or other priority or validity disputes (including through any patent oppositions) to which we or they are subject, we may lose valuable intellectual property rights through the loss of one or more patents or our patent claims may be narrowed, invalidated or held unenforceable. In some instances, we may be required to indemnify our licensors or strategic partners for the costs associated with any such adversarial proceedings or litigation. Third parties may also assert infringement, misappropriation or other claims against us, our licensors or our strategic partners based on existing patents or patents that may be granted in the future, as well as other intellectual property rights, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with us, our licensors or our strategic partners to enforce or otherwise assert their patent rights or other intellectual property rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents and other intellectual property rights are valid, enforceable and infringed, which could have a material adverse impact on our ability to utilize our drug discovery and development engine or to commercialize our current or any future drug candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity by presenting clear and convincing evidence of invalidity. There is no assurance that a court of competent jurisdiction, even if presented with evidence we believe to be clear and convincing, would invalidate the claims of any such U.S. patent.

Further, we cannot guarantee that we will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our drug candidates. If we or any of our licensors or strategic partners are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we or any of our licensors or strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing our drug discovery and development engine or drug candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

Because the inflammation disease and immune-oncology landscapes are still evolving, it is difficult to conclusively assess our freedom to operate. Thus, we may unknowingly pursue development of a product or technology that infringes, misappropriates or otherwise violates third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering immune-therapies generally or covering small molecules directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies, drug candidates or elements thereof or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies, drug candidates or elements thereof unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties, that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or drug candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or drug candidates. Should such an infringement claim be successfully brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or drug candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Moreover, individuals with whom we have such agreements may not comply with their terms. Any of these parties may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for any such breaches. We may be forced to bring claims against third parties, including current or former employees or consultants, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property, including our patent rights. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or securing title to an employee- or consultant-developed invention if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable. If we are unsuccessful in any inventorship disputes to which we are subject, we may lose valuable intellectual property rights, such as ownership of our patent rights. In addition, some courts in the United States and certain foreign jurisdictions disfavor or are unwilling to protect trade secrets. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent that competitor from using the technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be materially and adversely harmed.

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

We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors. We may experience delays in initiating or completing our clinical trials. For example, in March 2020, we paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with atopic dermatitis due to circumstances and uncertainties created by the COVID-19 pandemic. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (collectively, the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

•

the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

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

As we conduct clinical trials of RPT193 and FLX475, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of inflammatory disease and cancer treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities, our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business and financial condition, including the imposition of significant criminal, civil and administrative fines or other sanctions, such as monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity obligations, reputational harm and the curtailment or restructuring of our operations.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

We and our current and any of our future collaborators may be subject to federal, state and foreign data protection laws and regulations, i.e., laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, e.g., HIPAA, as amended by the HITECH, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, e.g., Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”), may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect in May 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information, e.g., the right to access, correct and delete their data. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further, the United Kingdom’s exit from the EU in January 2020, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

In addition, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information and provide consumers with additional causes of action. The CCPA allows for statutory fines for noncompliance, e.g., up to $7,500 per violation. The CCPA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. For example, other states, such as Colorado and Virginia have passed data privacy laws. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA, the CCPA or other U.S. privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data or, in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or any of our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

If we, our CROs or our information technology (“IT”) vendors experience security or data privacy breaches or other unauthorized or improper access to, use of or destruction of personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

In connection with our drug discovery and development efforts, we or our CROs may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. Although we have extensive measures in place to prevent the sharing and loss of patient data in our sample collection process associated with our drug discovery and development efforts, any failure to prevent or mitigate security breaches or improper access to, use of or disclosure of our clinical data or patients’ personal data could result in significant liability under state, e.g., breach notification laws, federal, e.g., HIPAA, as amended by HITECH, and international law, e.g., the GDPR. Any failure to prevent or mitigate security breaches or improper access to, use of or disclosure of our clinical data or patients’ personal data may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business. We may also rely on third-party IT vendors to host or otherwise process some of our data and that of users, and any failure by such IT vendor to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

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

Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connections to the internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our research and development work.

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

Our stock price has been and is likely to continue to be highly volatile. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•	our ability to advance RPT193, FLX475 or other potential future drug candidates through clinical development;
•	results of our preclinical studies, non-clinical studies and clinical trials for our current and future drug candidates or those of our competitors or potential future partners;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
•	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments, disputes or litigation matters concerning patents or other intellectual property rights, and our ability to obtain and maintain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in securities analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet securities analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders, including after the expiration of the lockup agreements entered into in connection with our public offerings;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest, including as a result of the ongoing armed conflict between Russia and Ukraine;
•	natural disasters, medical epidemics, pandemics and other calamities; and
•	general economic, industry and market conditions.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions until December 31, 2024. However, we will cease to be an “emerging growth company” prior to December 31, 2024 if certain events occur, including if (i) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (ii) our annual gross revenues exceed $1.07 billion; or (iii) we issue more than $1.0 billion of non-convertible debt in any three-year period. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Our net operating loss carryforwards (“NOLs”) could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law on March 27, 2020, NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021.

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

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our  drug discovery and development efforts and our drug candidates, the development efforts of future partners or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. For the avoidance of doubt, this provision is intended to benefit, and may be enforced by, us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and the provisions may not be enforced by a court in those other jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchase of Equity Securities

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

Date: May 11, 2022

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)