Form 10-Q
period 2022-06-30
RAPT Therapeutics, Inc.
filed 2022-08-11
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 4, 2022, there were 29,656,616 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$57,203	$24,027
Marketable securities	150,138	165,627
Prepaid expenses and other current assets	2,588	3,319
Total current assets	209,929	192,973
Property and equipment, net	2,921	2,741
Operating lease right-of-use assets	6,055	—
Other assets	3,091	2,922
Total assets	$221,996	$198,636
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,097	$1,999
Accrued expenses	7,507	6,326
Deferred revenue, current	—	1,016
Operating lease liabilities, current	1,503	—
Other current liabilities	39	254
Total current liabilities	13,146	9,595
Deferred rent, net of current portion	—	2,150
Deferred revenue, non-current	—	511
Operating lease liabilities, non-current	6,717	—
Total liabilities	19,863	12,256
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	526,573	470,629
Accumulated other comprehensive loss	(745)	(206)
Accumulated deficit	(323,698)	(284,046)
Total stockholders' equity	202,133	186,380
Total liabilities and stockholders' equity	$221,996	$198,636

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$886	$869	$1,527	$2,091
Operating expenses:
Research and development	14,359	13,190	31,029	26,961
General and administrative	5,436	3,760	10,184	7,772
Total operating expenses	19,795	16,950	41,213	34,733
Loss from operations	(18,909)	(16,081)	(39,686)	(32,642)
Other income (expense), net	(275)	(29)	34	18
Net loss	$(19,184)	$(16,110)	$(39,652)	$(32,624)
Other comprehensive income (loss):
Foreign currency translation gain	550	70	349	108
Unrealized loss on marketable securities	(178)	(18)	(888)	(68)
Total comprehensive loss	$(18,812)	$(16,058)	$(40,191)	$(32,584)
Net loss per share, basic and diluted	$(0.62)	$(0.63)	$(1.31)	$(1.29)
Weighted average number of shares used in computing net loss per share, basic and diluted	31,140,323	25,589,947	30,356,515	25,217,542

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	29,555,119	$3	$470,629	$(206)	$(284,046)	$186,380
Proceeds from issuances of common stock under employee stock plans	37,640	—	132	—	—	132
Stock-based compensation	—	—	2,702	—	—	2,702
Foreign currency translation loss	—	—	—	(201)	—	(201)
Unrealized loss on marketable securities	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	(20,468)	(20,468)
Balance at March 31, 2022	29,592,759	$3	$473,463	$(1,117)	$(304,514)	$167,835
Proceeds from sale of pre-funded warrants in private placement, net of issuance costs	—	—	49,784	—	—	49,784
Proceeds from issuances of common stock under employee stock plans	56,698	—	654	—	—	654
Stock-based compensation	—	—	2,672	—	—	2,672
Foreign currency translation adjustment	—	—	—	550	—	550
Unrealized loss on marketable securities	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(19,184)	(19,184)
Balance at June 30, 2022	29,649,457	$3	$526,573	$(745)	$(323,698)	$202,133

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	24,773,361	$2	$319,196	$(177)	$(214,842)	$104,179
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	57,100	—	1,180	—	—	1,180
Proceeds from issuances of common stock under employee stock plans	31,620	—	121	—	—	121
Stock-based compensation	—	—	2,687	—	—	2,687
Foreign currency translation gain	—	—	—	38	—	38
Unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(16,514)	(16,514)
Balance at March 31, 2021	24,862,081	$2	$323,184	$(189)	$(231,356)	$91,641
Proceeds from issuance of common stock from public offering, net of issuance costs	4,356,060	1	134,581	—	—	134,582
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	157,871		3,510			3,510
Proceeds from issuances of common stock under employee stock plans	99,909	—	1,016	—	—	1,016
Stock-based compensation	—	—	2,888	—	—	2,888
Foreign currency translation adjustment	—	—	—	70	—	70
Unrealized gain on marketable securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(16,110)	(16,110)
Balance at June 30, 2021	29,475,921	$3	$465,179	$(137)	$(247,466)	$217,579

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net loss	$(39,652)	$(32,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	507	430
Depreciation and amortization	535	536
Stock-based compensation expense	5,374	5,575
Gain on foreign currency translation	349	108
Non-cash operating lease expense	854	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	562	(563)
Accounts payable, accrued expenses and other current liabilities	3,300	471
Deferred revenue	(1,527)	(1,709)
Deferred rent	—	(50)
Operating lease liabilities	(1,075)	—
Net cash used in operating activities	(30,773)	(27,826)
Investing activities
Purchase of marketable securities	(72,241)	(118,705)
Proceeds from maturities of marketable securities	86,335	67,715
Purchase of property and equipment	(715)	(291)
Net cash provided by (used in) investing activities	13,379	(51,281)
Financing activities
Proceeds from equity offerings, net of issuance costs	49,784	134,582
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	—	4,690
Proceeds from issuance of common stock under employee stock plans	786	1,137
Net cash provided by financing activities	50,570	140,409
Net increase in cash and cash equivalents	33,176	61,302
Cash and cash equivalents at beginning of period	24,027	24,918
Cash and cash equivalents at end of period	$57,203	$86,220
Supplemental disclosures of non-cash information
Right-of-use asset obtained in exchange for lease obligation	$(6,585)	$—
Issuance costs related to public offering included in accrued expenses	$—	$403

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

The Company is located in South San Francisco, California.

Equity Financing

In May 2022, the Company completed the sale of pre-funded warrants to purchase 4,000,000 shares of its common stock at a price of $12.4999 per pre-funded warrant, which sale was done as a private investment in public equity ("PIPE") financing. Net proceeds received from the PIPE financing were approximately $49.8 million, after deducting $0.2 million of offering expenses. As of June 30, 2022, all of the pre-funded warrants issued in the PIPE financing were outstanding (see Note 8).

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging: Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity by removing certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The standard also enhances the consistency of earnings-per-share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings-per-share calculations. ASU 2020-06 became effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. The Company is currently assessing when it will adopt ASU 2020-06 and the impact that adoption will have on its condensed consolidated financial statements and related disclosures.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of June 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds—classified as cash equivalents	Level 1	$55,827	$—	$—	$55,827
Corporate debt	Level 2	65,084	6	(578)	64,512
Commercial paper	Level 2	38,963	—	—	38,963
U.S. government agency securities	Level 2	47,214	—	(551)	46,663
Total		$207,088	$6	$(1,129)	$205,965

		As of December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds—classified as cash equivalents	Level 1	$22,658	$—	$—	$22,658
Corporate debt	Level 2	52,704	—	(139)	52,565
Asset-backed securities	Level 2	23,882	—	(21)	23,861
Commercial paper	Level 2	59,532	—	—	59,532
U.S. government agency securities	Level 2	29,744	—	(75)	29,669
Total		$188,520	$—	$(235)	$188,285

The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of June 30, 2022 were temporary in nature.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of June 30, 2022 (in thousands):

June 30, 2022

Due in less than one year	$205,965
Due in more than one year	—
Total	$205,965

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$6,573	$6,291
Leasehold improvements	3,295	3,295
Computer equipment	464	482
Furniture and fixtures	394	357
Total property and equipment	10,726	10,425
Less accumulated depreciation and amortization	(7,805)	(7,684)
Property and equipment, net	$2,921	$2,741

Depreciation and amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, and $0.5 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$3,978	$2,205
Accrued compensation	2,877	3,652
Accrued professional and consulting services	525	415
Other	127	54
Total accrued expenses	$7,507	$6,326

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

In May 2015, the Company entered into an operating lease for 30,376 square feet of laboratory and office facilities in South San Francisco, California, which was to expire in May 2022. In April 2018, the Company amended the lease agreement to include an additional 6,378 square feet of laboratory and office space increasing the total leased premises to 36,754 square feet. The lease amendment extended the lease term to November 2026 and contained scheduled rent increases over the lease term and an option for the Company to extend the lease for an additional five-year term.

The Company does not have any financing lease agreements as of June 30, 2022.

The following table summarizes maturities of operating lease liabilities as of June 30, 2022 (in thousands):

2022 (remaining six months)	$1,022
2023	2,109
2024	2,183
2025	2,259
2026	2,137
Thereafter	—
Total future undiscounted lease payments	9,710
Less: Imputed interest	(1,490)
Total Lease Liabilities	$8,220

The following table summarizes the balance sheet classification of operating leases at June 30, 2022 (in thousands):

Operating leases
Operating lease right-of-use assets	$6,055

Operating lease liabilities, current	1,503
Operating lease liabilities, non-current	6,717
Total operating lease liabilities	$8,220

For the three and six months ended June 30, 2022, the Company incurred $0.4 million and $0.9 million, respectively, of lease expense included in operating expenses in the condensed consolidated statement of operations in relation to the operating lease. Variable lease expense was insignificant for the three and six months ended June 30, 2022, respectively. Rent expense was $0.4 million and $0.9 million during the three and six months ended June 30, 2022, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2022 was $1.1 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

As of June 30, 2022, the weighted-average remaining lease term and discount rate for the Company’s operating leases was 4.42 years and 8%, respectively.

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

The transaction price as of June 30, 2022 was $10.4 million, consisting of the upfront fee of $4.0 million, the near-term milestone payment of $6.0 million and $0.4 million related to the supply of FLX475 to Hanmi. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

The Company recognized $0.9 million and $1.5 million for the three and six months ended June 30, 2022, respectively, and $0.9 million and $2.1 million for the three and six months ended June 30, 2021, respectively, as revenue pursuant to the Hanmi Agreement. As of June 30, 2022 there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligation of providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory was substantially complete as of that date. As of December 31, 2021, deferred revenue related to the Hanmi Agreement was $1.5 million.

8. Common Stock

As of June 30, 2022, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,907,596
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	27,000
Options available for future grants under the 2019 Equity Incentive Plan	2,942,751
Pre-funded warrants issued and outstanding	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	518,870
Total	10,396,217

As of June 30, 2022, there was up to $90.9 million available for future issuance of shares of common stock under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”).

In May 2022, through the PIPE financing, the Company issued pre-funded warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock. Each pre-funded warrant has an exercise price of $0.0001 per share. The purchase price per pre-funded warrant was $12.4999 (representing the $12.50 per share closing price of the common stock on May 24, 2022, less the exercise price of $0.0001 per pre-funded warrant). The PIPE financing resulted in net proceeds of $49.8 million, after deducting $0.2 million of offering expenses. As of June 30, 2022, all the pre-funded warrants issued in the PIPE financing were outstanding.

The pre-funded warrants issued provide that the holder will not have the right to exercise any portion of the pre-funded warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

The pre-funded warrants were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise.

9. Stock-based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the six months ended June 30, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2021	2,024,681	$18.33	8.0	$38,417
Stock options authorized	—
Stock options granted	1,005,432	19.39
Stock options exercised	(44,910)	8.24
Stock options forfeited	(77,607)	24.96
Balances at June 30, 2022	2,907,596	$18.67	8.3	$8,158

As of June 30, 2022, 2,942,751 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the six months ended June 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2021	40,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at June 30, 2022	27,000	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,269	$1,627	$2,448	$3,101
General and administrative	1,403	1,261	2,926	2,474
Total stock-based compensation expense	$2,672	$2,888	$5,374	$5,575

As of June 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $24.2 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.8 years.

The Company recorded stock-based compensation expense related to the 2019 ESPP of $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2021, respectively.

10. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(19,184)	$(16,110)	$(39,652)	$(32,624)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	31,140,323	25,589,947	30,356,515	25,217,542
Net loss per share, basic and diluted	$(0.62)	$(0.63)	$(1.31)	$(1.29)

As of June 30, 2022, 4,000,000 pre-funded warrants to purchase the Company's shares of common stock, issued in the May 2022 PIPE financing (see Note 8), were included in the basic and diluted net loss per share calculation.

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2022	2021
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,907,596	1,984,626
Estimated shares issuable under the 2019 ESPP	7,946	9,965
RSUs subject to future vesting	27,000	40,500
Total	2,942,542	2,035,091

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022. This discussion includes forward-looking statements based upon current beliefs, plans and expectations that involve risk, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report.

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

In May 2022, we announced the initiation of our 16-week randomized, double-blind, placebo-controlled Phase 2b clinical trial to further evaluate the efficacy and safety of RPT193 as monotherapy in patients with moderate-to-severe AD.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of June 30, 2022, we had an accumulated deficit of $323.7 million. We have incurred net losses of $19.2 million and $16.1 million for the three months ended June 30, 2022 and 2021, respectively, and $39.7 million and $32.6 million for the six months ended June 30, 2022 and 2021, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In May 2022, we completed a sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999, which was done as private investment in public equity ("PIPE") financing. Net proceeds from the PIPE financing totaled approximately $49.8 million, after deducting offering expenses. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $207.3 million and working capital of $196.8 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months following the filing date of this report.

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

Impact of COVID-19 Pandemic

We have been impacted and may continue to be impacted by the ongoing global pandemic of the disease referred to as COVID-19 and the responses by government entities to combat the pandemic. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, slowing recruitment in our clinical trials, limiting some of our employees from coming to work at our facility and delaying services from third-party service providers. We have instituted flexible work hours and protocols to protect the health of our employees, which has limited some of our operations. Depending on how long the pandemic continues or if it intensifies, it is possible that these or other challenges may have a larger impact on our operations. Additionally, concerns over the economic impact of the COVID-19 pandemic (along with the effects of the war in Ukraine, inflation, rising interest rates and other economic uncertainty) have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid and we are actively managing our response and assessing potential impacts to our employees and operations, as well as to our financial condition, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined (refer to Item 1A. Risk Factors for related risks).

Components of Operating Results

Revenue

Revenue recognized during the periods presented relate to our Collaboration and License Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Ltd. (“Hanmi”) that we entered into in December 2019. Pursuant to the Hanmi Agreement we granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights.

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

Except for the change to our accounting policy for leases as a result of adopting ASC Topic 842, there have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022. Our significant accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
Revenue	$886	$869	$17	2%
Operating expenses:
Research and development	14,359	13,190	1,169	9%
General and administrative	5,436	3,760	1,676	45%
Total operating expenses	19,795	16,950	2,845	17%
Loss from operations	(18,909)	(16,081)	(2,828)	18%
Other expense, net	(275)	(29)	(246)	848%
Net loss	$(19,184)	$(16,110)	$(3,074)	19%

Revenue

Revenue for the three months ended June 30, 2022 and 2021 was $0.9 million and $0.9 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized by applying the cost-based input method for the performance obligation over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

Research and Development Expenses

Research and development expenses increased $1.2 million, or 9%, to $14.4 million for the three months ended June 30, 2022 from $13.2 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily due to increases of $1.4 million in development costs related to RPT193 and of $1.1 million in personnel costs, partially offset by decreases of $0.9 million in development costs related to FLX 475 and $0.4 million in stock-based compensation expense.

The following is a comparison of research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021
External development expenses:
RPT193	$2,430	$998
FLX475	2,924	3,870
Other programs	547	502
Internal research and development expenses	8,457	7,820
Total research and development expenses	$14,359	$13,190

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 45%, to $5.4 million for the three months ended June 30, 2022 from $3.8 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to increases of $0.7 million in professional services, $0.1 million in stock-based compensation expense, $0.6 million in personnel costs and $0.2 million in facilities.

Other Expense, Net

Other expense, net increased to $0.3 million for the three months ended June 30, 2022 from $29,000 for the three months ended June 30, 2021. The increase was driven primarily by remeasurement losses related to foreign currency transactions for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months
	June 30,
	2022	2021	$ Change	% Change
Revenue	$1,527	$2,091	$(564)	(27)%
Operating expenses:
Research and development	31,029	26,961	4,068	15%
General and administrative	10,184	7,772	2,412	31%
Total operating expenses	41,213	34,733	6,480	19%
Loss from operations	(39,686)	(32,642)	(7,044)	22%
Other income, net	34	18	16	89%
Net loss	$(39,652)	$(32,624)	$(7,028)	22%

Revenue

Revenue for the six months ended June 30, 2022 and 2021 was $1.5 million and $2.1 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized by applying the cost-based input method for the performance obligation over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

Research and Development Expenses

Research and development expenses increased $4.0 million, or 15%, to $31.0 million for the six months ended June 30, 2022 from $27.0 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily due to increases of $3.8 million in development costs related to RPT193, increases in expenses of $0.2 million related to early-stage programs and $1.6 million in personnel costs, partially offset by decreases of $0.7 million in development costs related to FLX475, $0.7 million in stock-based compensation expense and $0.2 million in consulting expenses.

The following is a comparison of research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months
	June 30,
	2022	2021
External development expenses:
RPT193	$7,034	$3,213
FLX475	6,457	7,200
Other Programs	1,187	936
Internal research and development expenses	16,351	15,612
Total research and development expenses	$31,029	$26,961

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 31%, to $10.2 million for the six months ended June 30, 2022 from $7.8 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to increases of $0.6 million in professional services, $0.4 million in stock-based compensation expense, $1.0 million in personnel costs and $0.4 million in facilities costs.

Liquidity and Capital Resources; Plan of Operations

In May 2022, we completed the sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999, which was done as a PIPE financing. Net proceeds from the PIPE financing totaled approximately $49.8 million, after deducting offering expenses. As of June 30, 2022, there was up to $90.9 million available for future issuance of shares of common stock under the ATM Sales Agreement. We had cash and cash equivalents and marketable securities of $207.3 million and working capital of $196.8 million as of June 30, 2022. Our cash equivalents were held primarily in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At June 30, 2022, we had an accumulated deficit of $323.7 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. The effects of the ongoing COVID-19 pandemic, war in Ukraine, inflation, rising interest rates and economic uncertainty and volatility has resulted and may continue to result in significant disruption of global financial markets, which could impair our ability to access capital and negatively affect our liquidity. If such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(30,773)	$(27,826)
Investing activities	13,379	(51,281)
Financing activities	50,570	140,409
Net increase in cash and cash equivalents	$33,176	$61,302

Cash Used in Operating Activities

Net cash used in operating activities was $30.8 million for the six months ended June 30, 2022, reflecting a net loss of $39.7 million, partially offset by non-cash charges for primarily depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $7.6 million and net cash provided by changes in operating assets and liabilities of $1.3 million.

Net cash used in operating activities was $27.8 million for the six months ended June 30, 2021 reflecting a net loss of $32.6 million and net cash used by changes in operating assets and liabilities of $1.8 million, partially offset by non-cash charges for primarily depreciation, amortization and stock-based compensation expense of $6.6 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $13.4 million for the six months ended June 30, 2022, primarily from the proceeds from maturities of marketable securities of $86.3 million, offset by the purchase of marketable securities for $72.2 million and purchase of property and equipment for $0.7 million. Cash used in investing activities was $51.3 million for the six months ended June 30, 2021, primarily from the purchase of marketable securities for $118.7 million and purchase of property and equipment for $0.3 million, partially offset by proceeds from maturities of marketable securities of $67.7 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $50.6 million for the six months ended June 30, 2022 from $49.8 million in net proceeds received from the sale of pre-funded warrants that was done as a PIPE financing and $0.8 million in net proceeds from our employee stock plans. Net cash provided by financing activities was $140.4 million for the six months ended June 30, 2021 primarily from the $134.6 million in net proceeds from our 2021 Public Offering, $4.7 million in net proceeds from the sale of shares under the ATM Sales Agreement and $1.1 million in net proceeds from our employee stock plans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $39.7 million and $32.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $323.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we have successfully completed preclinical studies and a Phase 1 clinical trial with healthy volunteers for FLX475, are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors, have completed a Phase 1a/1b trial of RPT193 in healthy volunteers and patients with atopic dermatitis and are conducting a Phase 2b trial of RPT193 in patients with atopic dermatitis, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for RPT193, FLX475 or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of RPT193, FLX475 or any other potential drug candidates.

RPT193 and FLX475 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received FLX475 and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by FLX475, or that the responses were spontaneous and unrelated to either FLX475 or pembrolizumab. Additionally, although RPT193 has shown activity in several preclinical models and the Phase 1b portion of the Phase 1a/1b trial of RPT193 showed improvement compared to placebo in a common measure of disease severity in a small number of patients with atopic dermatitis, there is no guarantee that RPT193 will benefit patients in the ongoing Phase 2b trial. Even though we have designed and selected our drug candidates to achieve an intended biological effect and to avoid certain others, and even if we have demonstrated this effect in preclinical models, there can be no assurance that the effect will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage biopharmaceutical companies such as ours.

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

We have completed a Phase 1 clinical trial with healthy volunteers for FLX475 and are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. In addition, we have completed a Phase 1a/1b trial of RPT193 in healthy volunteers and in patients with atopic dermatitis and are conducting a Phase 2b trial of RPT193 in patients with atopic dermatitis. We may ultimately discover that neither FLX475 nor RPT193 possesses certain properties that we currently believe are therapeutically effective or safe. For example, although RPT193 has exhibited encouraging results in preclinical models of atopic dermatitis and allergic asthma and showed improvement compared to placebo in a common measure of disease severity in a small number of patients with atopic dermatitis, it may not demonstrate the same properties in larger numbers of humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on RPT193. If RPT193, FLX475 or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In response to the public health directives and orders implemented in response to the COVID-19 pandemic, in March 2020 we transitioned to a remote working environment with limited lab operations. We re-started all lab operations and most of our lab-based personnel and certain essential personnel returned to work at our facility in the second quarter of 2020. Some of our personnel are working remotely. We do not know if and when we may have to close our laboratories and office location. The COVID-19 containment measures have disrupted and may continue to disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Restrictions on the conduct of business operations related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in the production of our drug products are located in the Hanmi Territory, India and Germany. While many of these materials may be obtained by more than one supplier, including suppliers outside of the Hanmi Territory, India and Germany, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for manufacture of our drug candidates.

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

Unfavorable global economic conditions, including as a result of the COVID-19 pandemic, ongoing military action by Russia in Ukraine and other factors, could have a negative impact on our operations, which could materially and adversely affect our business, financial condition, results of operations, prospects and market price of our common stock.

In February 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine, the sanctions imposed by Canada, the United Kingdom, the European Union, the United States and other countries, against officials individuals, regions and industries in Russia and Ukraine, the actions taken by Russia in response to such sanctions and the responses of countries, political bodies, companies and organizations to such military actions, sanctions, counteractions, tensions and potential for more widespread conflict, coupled with the impacts of the ongoing COVID-19 pandemic, have resulted in supply chain disruptions, increases in inflation, financial market volatility and capital markets disruption, and such effects on the global economy and financial markets could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. In addition, any or all of these effects could disrupt our and our collaborators’ and vendors’ supply chains and adversely affect our and our collaborators’ and vendors’ ability to conduct ongoing and future clinical trials of our product candidates. The extent and duration of the military action, sanctions and resulting economic, market and other disruptions are impossible to predict, but could be substantial. Any such disruptions may magnify the impact of the other risks described in this Quarterly Report on Form 10-Q.

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

As of June 30, 2022, we had $207.3 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as Agenus/Gilead, ChemoCentryx/Amgen and Tusk/Roche for oncology, and AnaptysBio and Dermira/Lilly for inflammatory diseases. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and other therapeutics for use in treating inflammatory diseases and cancer such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If RPT193, FLX475 or any other future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or currently marketed.

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

As of June 30, 2022 we had 88 full-time employees. Our focus on the development of RPT193, FLX475 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. Over the last year as there has been an increase in workers leaving their positions and the workforce as a whole, referred to as the “great resignation,” and the competition to attract, retain and replace such employees has intensified. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third-party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

4.1	Form of Pre-Funded Warrant	8-K	001-38997	4.1	05/31/22

10.1	Securities Purchase Agreement, dated May 24, 2022, by and between RAPT Therapeutics, Inc. and the investor party thereto	8-K	001-38997	10.1	05/31/22

10.2	Registration Rights Agreement, dated May 27, 2022, by and between RAPT Therapeutics, Inc. and the investor party thereto	8-K	001-38997	10.2	05/31/22

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2022

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)