Form 10-Q
period 2022-09-30
RAPT Therapeutics, Inc.
filed 2022-11-10
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, there were 29,910,852 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$27,706	$24,027
Marketable securities	167,730	165,627
Prepaid expenses and other current assets	2,458	3,319
Total current assets	197,894	192,973
Property and equipment, net	2,742	2,741
Operating lease right-of-use assets	5,782	—
Other assets	3,071	2,922
Total assets	$209,489	$198,636
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,043	$1,999
Accrued expenses	8,240	6,326
Deferred revenue, current	—	1,016
Operating lease liabilities, current	1,551	—
Other current liabilities	33	254
Total current liabilities	13,867	9,595
Deferred rent, net of current portion	—	2,150
Deferred revenue, non-current	—	511
Operating lease liabilities, non-current	6,316	—
Total liabilities	20,183	12,256
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	534,689	470,629
Accumulated other comprehensive loss	(453)	(206)
Accumulated deficit	(344,933)	(284,046)
Total stockholders' equity	189,306	186,380
Total liabilities and stockholders' equity	$209,489	$198,636

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$—	$966	$1,527	$3,057
Operating expenses:
Research and development	16,599	15,725	47,628	42,686
General and administrative	5,079	3,774	15,263	11,546
Total operating expenses	21,678	19,499	62,891	54,232
Loss from operations	(21,678)	(18,533)	(61,364)	(51,175)
Other income (expense), net	443	(118)	477	(100)
Net loss	$(21,235)	$(18,651)	$(60,887)	$(51,275)
Other comprehensive income (loss):
Foreign currency translation gain	366	173	715	281
Unrealized gain (loss) on marketable securities	(74)	9	(962)	(59)
Total comprehensive loss	$(20,943)	$(18,469)	$(61,134)	$(51,053)
Net loss per share, basic and diluted	$(0.63)	$(0.63)	$(1.93)	$(1.92)
Weighted average number of shares used in computing net loss per share, basic and diluted	33,684,261	29,491,857	31,481,948	26,663,209

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	29,555,119	$3	$470,629	$(206)	$(284,046)	$186,380
Issuances of common stock under employee stock plans	37,640	—	132	—	—	132
Stock-based compensation	—	—	2,702	—	—	2,702
Foreign currency translation loss	—	—	—	(201)	—	(201)
Unrealized loss on marketable securities	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	(20,468)	(20,468)
Balance at March 31, 2022	29,592,759	$3	$473,463	$(1,117)	$(304,514)	$167,835
Proceeds from sale of pre-funded warrants in private placement, net of issuance costs	—	—	49,784	—	—	49,784
Issuances of common stock under employee stock plans	56,698	—	654	—	—	654
Stock-based compensation	—	—	2,672	—	—	2,672
Foreign currency translation gain	—	—	—	550	—	550
Unrealized loss on marketable securities	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(19,184)	(19,184)
Balance at June 30, 2022	29,649,457	$3	$526,573	$(745)	$(323,698)	$202,133
Issuances of common stock in “at the market” offerings, net of issuance costs	209,349	—	4,979	—	—	4,979
Proceeds from issuances of common stock under employee stock plans	27,356	—	272	—	—	272
Stock-based compensation	—	—	2,865	—	—	2,865
Foreign currency translation gain	—	—		366	—	366
Unrealized loss on marketable securities	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(21,235)	(21,235)
Balance at September 30, 2022	29,886,162	$3	$534,689	$(453)	$(344,933)	$189,306

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	24,773,361	$2	$319,196	$(177)	$(214,842)	$104,179
Issuances of common stock in “at the market” offerings, net of issuance costs	57,100	—	1,180	—	—	1,180
Issuances of common stock under employee stock plans	31,620	—	121	—	—	121
Stock-based compensation	—	—	2,687	—	—	2,687
Foreign currency translation gain	—	—	—	38	—	38
Unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(16,514)	(16,514)
Balance at March 31, 2021	24,862,081	$2	$323,184	$(189)	$(231,356)	$91,641
Issuance of common stock from public offering, net of issuance costs	4,356,060	1	134,581	—	—	134,582
Issuances of common stock in “at the market” offerings, net of issuance costs	157,871		3,510			3,510
Issuances of common stock under employee stock plans	99,909	—	1,016	—	—	1,016
Stock-based compensation	—	—	2,888	—	—	2,888
Foreign currency translation gain	—	—	—	70	—	70
Unrealized loss on marketable securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(16,110)	(16,110)
Balance at June 30, 2021	29,475,921	$3	$465,179	$(137)	$(247,466)	$217,579
Issuances of common stock under employee stock plans	37,833	—	472	—	—	472
Stock-based compensation	—	—	2,291	—	—	2,291
Foreign currency translation gain	—	—	—	173	—	173
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(18,651)	(18,651)
Balance at September 30, 2021	29,513,754	$3	$467,942	$45	$(266,117)	$201,873

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(60,887)	$(51,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	359	840
Depreciation and amortization	795	765
Stock-based compensation expense	8,239	7,866
Gain on foreign currency translation	715	281
Non-cash operating lease expense	1,282	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	712	379
Accounts payable, accrued expenses and other current liabilities	3,973	3,551
Deferred revenue	(1,527)	(2,676)
Deferred rent	—	(76)
Operating lease liabilities	(1,583)	—
Net cash used in operating activities	(47,922)	(40,345)
Investing activities
Purchase of marketable securities	(112,718)	(148,050)
Proceeds from maturities of marketable securities	109,294	82,956
Purchase of property and equipment	(796)	(361)
Net cash used in investing activities	(4,220)	(65,455)
Financing activities
Proceeds from equity offerings, net of issuance costs	49,784	134,582
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	4,979	4,690
Proceeds from issuance of common stock under employee stock plans	1,058	1,609
Net cash provided by financing activities	55,821	140,881
Net increase in cash and cash equivalents	3,679	35,081
Cash and cash equivalents at beginning of period	24,027	24,918
Cash and cash equivalents at end of period	$27,706	$59,999
Supplemental disclosures of non-cash information
Right-of-use asset obtained in exchange for lease obligation	$(6,585)	$—
Issuance costs related to public offering included in accrued expenses	$—	$370

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

Marketable Securities

Marketable securities primarily consist of commercial paper, corporate bonds and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income, net on the condensed consolidated statements of operations.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of September 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$26,567	$—	$—	$26,567
Corporate debt	Level 2	56,708	—	(618)	56,090
Commercial paper	Level 2	58,513	—	—	58,513
U.S. government agency securities	Level 2	53,706	5	(584)	53,127
Subtotal		195,494	5	(1,202)	194,297
Less: Cash equivalents		(26,567)	—	—	(26,567)
Marketable securities		$168,927	$5	$(1,202)	$167,730

		As of December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$22,658	$—		$—	$22,658
Corporate debt	Level 2	52,704	—		(139)	52,565
Asset-backed securities	Level 2	23,882	—		(21)	23,861
Commercial paper	Level 2	59,532	—		—	59,532
U.S. government agency securities	Level 2	29,744	—		(75)	29,669
Subtotal		188,520	—		(235)	188,285
Less: Cash equivalents		(22,658)	—	—	—	(22,658)
Marketable securities		$165,862	$—		$(235)	$165,627

The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of September 30, 2022 were temporary in nature.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of September 30, 2022 (in thousands):

September 30, 2022

Due in less than one year	$167,730
Due in more than one year	—
Total	$167,730

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$6,559	$6,291
Leasehold improvements	3,295	3,295
Computer equipment	500	482
Furniture and fixtures	395	357
Total property and equipment	10,749	10,425
Less accumulated depreciation and amortization	(8,007)	(7,684)
Property and equipment, net	$2,742	$2,741

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, and $0.8 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development expenses	$3,859	$2,205
Accrued compensation	3,943	3,652
Accrued professional and consulting services	265	415
Other	173	54
Total accrued expenses	$8,240	$6,326

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

The Company does not have any financing lease agreements as of September 30, 2022.

The following table summarizes maturities of operating lease liabilities as of September 30, 2022 (in thousands):

2022 (remaining three months)	$514
2023	2,109
2024	2,183
2025	2,259
2026	2,137
Thereafter	—
Total future undiscounted lease payments	9,202
Less: Imputed interest	(1,335)
Total Lease Liabilities	$7,867

The following table summarizes the balance sheet classification of operating leases at September 30, 2022 (in thousands):

Operating leases
Operating lease right-of-use assets	$5,782

Operating lease liabilities, current	1,551
Operating lease liabilities, non-current	6,316
Total operating lease liabilities	$7,867

For the three and nine months ended September 30, 2022, the Company incurred $0.4 million and $1.3 million, respectively, of lease expense included in operating expenses in the condensed consolidated statement of operations in relation to the operating lease. Variable lease expense was insignificant for the three and nine months ended September 30, 2022, respectively. Rent expense was $0.6 million and $1.5 million during the three and nine months ended September 30, 2022, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2022 was $1.6 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

As of September 30, 2022, the weighted-average remaining lease term and discount rate for the Company’s operating leases was 4.17 years and 8%, respectively.

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

The transaction price as of September 30, 2022 was $10.4 million, consisting of the upfront fee of $4.0 million, the near-term milestone payment of $6.0 million and $0.4 million related to the supply of FLX475 to Hanmi. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

The Company recognized zero and $1.5 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2021, respectively, as revenue pursuant to the Hanmi Agreement. As of June 30, 2022, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligation of providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory was substantially complete as of that date. As of December 31, 2021, deferred revenue related to the Hanmi Agreement was $1.5 million.

8. Common Stock

As of September 30, 2022, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,972,047
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	27,000
Options available for future grants under the 2019 Equity Incentive Plan	2,850,944
Pre-funded warrants issued and outstanding	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	518,870
Total	10,368,861

During the three and nine months ended September 30, 2022, the Company sold 209,349 shares of common stock in “at the market” offerings pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”), for net proceeds of $5.0 million after deducting commissions and other offering related costs. As of September 30, 2022, there was up to $85.7 million available for future issuance of shares of common stock under the ATM Sales Agreement.

In May 2022, through a private placement financing (“PIPE financing”), the Company issued pre-funded warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock. Each pre-funded warrant has an exercise price of $0.0001 per share. The purchase price per pre-funded warrant was $12.4999 (representing the $12.50 per share closing price of the common stock on May 24, 2022, less the exercise price of $0.0001 per pre-funded warrant). The PIPE financing resulted in net proceeds of $49.8 million, after deducting $0.2 million of offering expenses. As of September 30, 2022, all the pre-funded warrants issued in the PIPE financing were outstanding.

The pre-funded warrants provide that the holder will not have the right to exercise any portion of the pre-funded warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

The pre-funded warrants were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise.

9. Stock-based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the nine months ended September 30, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2021	2,024,681	$18.33	8.0	$38,417
Stock options authorized	—
Stock options granted	1,103,382	19.70
Stock options exercised	(72,266)	8.88
Stock options forfeited	(83,750)	25.13
Balances at September 30, 2022	2,972,047	$18.87	8.1	$19,789

As of September 30, 2022, 2,850,944 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the nine months ended September 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2021	40,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at September 30, 2022	27,000	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,307	$1,125	$3,755	$4,308
General and administrative	1,558	880	4,484	3,558
Total stock-based compensation expense	$2,865	$2,005	$8,239	$7,866

As of September 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $23.3 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.7 years.

The Company recorded stock-based compensation expense related to the 2019 ESPP of $0.3 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $2.3 million for the three and nine months ended September 30, 2021, respectively.

10. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(21,235)	$(18,651)	$(60,887)	$(51,275)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	33,684,261	29,491,857	31,481,948	26,663,209
Net loss per share, basic and diluted	$(0.63)	$(0.63)	$(1.93)	$(1.92)

For the three and nine months ended September 30, 2022, 4,000,000 pre-funded warrants to purchase the Company's shares of common stock, issued in the May 2022 PIPE financing (see Note 8), were included in the basic and diluted net loss per share calculation.

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2022	2021
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,972,047	1,982,298
Estimated shares issuable under the 2019 ESPP	17,650	23,569
RSUs subject to future vesting	27,000	40,500
Total	3,016,697	2,046,367

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

We plan to provide an update on our FLX475 Phase 1/2 trial at the European Society for Medical Oncology Immuno-Oncology Congress in Geneva in December 2022. This presentation will include data from select ongoing cohorts, including a previously undisclosed cohort in checkpoint-naïve non-small cell lung cancer, which was opened based on supportive clinical and biomarker data from non-small cell lung cancer patients enrolled earlier in this study. Separately, we have made the decision not to move forward with development in nasopharyngeal cancer and checkpoint-naïve head and neck squamous cell carcinoma.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of September 30, 2022, we had an accumulated deficit of $344.9 million. We have incurred net losses of $21.2 million and $18.7 million for the three months ended September 30, 2022 and 2021, respectively, and $60.9 million and $51.3 million for the nine months ended September 30, 2022 and 2021, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In May 2022, we completed a sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999, which was done as a private placement financing ("PIPE financing"). Net proceeds from the PIPE financing totaled approximately $49.8 million, after deducting offering expenses. During the three and nine months ended September 30, 2022, we sold 209,349 shares of common stock in “at the market” offerings pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”), for net proceeds of $5.0 million after deducting commissions and other offering related costs. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $195.4 million and working capital of $184.0 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months following the filing date of this report.

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

Impact of COVID-19 Pandemic

We have been and may continue to be impacted by the ongoing global pandemic of the disease referred to as COVID-19 and the responses by government entities to combat the pandemic. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business and operations. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, slowing recruitment in our clinical trials, limiting some of our employees from coming to work at our facility and delaying services from third-party service providers. We have instituted flexible work hours and protocols to protect the health of our employees, which has limited some of our operations. Depending on how long the pandemic continues or if it intensifies, it is possible that these or other challenges may have a larger impact on our operations. Additionally, concerns over the economic impact of the COVID-19 pandemic (along with the effects of the war in Ukraine, inflation, rising interest rates and other economic uncertainty) have caused extreme volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid and we are actively managing our response and assessing potential impacts to our employees and operations, as well as to our financial condition, results of operations and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined (refer to Item 1A. Risk Factors for related risks).

Components of Operating Results

Revenue

Revenue recognized during the periods presented relate to our Collaboration and License Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Ltd. (“Hanmi”) that we entered into in December 2019. Pursuant to the Hanmi Agreement, we granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights.

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

Except for the change to our accounting policy for leases as a result of adopting ASC Topic 842, there have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022. Our significant accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change
Revenue	$—	$966	$(966)	(100)%
Operating expenses:
Research and development	16,599	15,725	874	6%
General and administrative	5,079	3,774	1,305	35%
Total operating expenses	21,678	19,499	2,179	11%
Loss from operations	(21,678)	(18,533)	(3,145)	17%
Other income (expense), net	443	(118)	561	(475)%
Net loss	$(21,235)	$(18,651)	$(2,584)	14%

Revenue

Revenue for the periods presented was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized by applying the cost-based input method for the performance obligation over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory. As of June 30, 2022 there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligations were substantially complete as of that date.

Research and Development Expenses

Research and development expenses increased $0.9 million, or 6%, to $16.6 million for the three months ended September 30, 2022 from $15.7 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily due to increases of $0.4 million in development costs related to early-stage programs, $1.2 million in personnel costs, $0.1 million in consulting expenses and $0.1 million in stock-based compensation expense, partially offset by a decrease of $0.9 million in development costs related to FLX475.

The following is a comparison of research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021
External development expenses:
RPT193	$2,956	$2,942
FLX475	3,421	4,388
Other programs	926	511
Internal research and development expenses	9,296	7,884
Total research and development expenses	$16,599	$15,725

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.3 million, or 35%, to $5.1 million for the three months ended September 30, 2022 from $3.8 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to increases of $0.4 million in professional services, $0.4 million in stock-based compensation expense, $0.4 million in personnel costs and $0.1 million in facilities.

Other Income (Expense), Net

Other income (expense), net increased to $0.4 million for the three months ended September 30, 2022 from other expense, net of $0.1 million for the three months ended September 30, 2021. The increase was driven primarily by an increase in interest income due to higher interest rates for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months
	September 30,
	2022	2021	$ Change	% Change
Revenue	$1,527	$3,057	$(1,530)	(50)%
Operating expenses:
Research and development	47,628	42,686	4,942	12%
General and administrative	15,263	11,546	3,717	32%
Total operating expenses	62,891	54,232	8,659	16%
Loss from operations	(61,364)	(51,175)	(10,189)	20%
Other income (expense), net	477	(100)	577	(577)%
Net loss	$(60,887)	$(51,275)	$(9,612)	19%

Revenue

Revenue for the nine months ended September 30, 2022 and 2021 was $1.5 million and $3.1 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized by applying the cost-based input method for the performance obligation over the estimated service period, as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory. As of June 30, 2022 there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligations were substantially complete as of that date.

Research and Development Expenses

Research and development expenses increased $4.9 million, or 12%, to $47.6 million for the nine months ended September 30, 2022 from $42.7 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to increases of $3.8 million in development costs related to RPT193, $0.8 million in development costs related to early-stage programs and $2.8 million in personnel costs, partially offset by decreases of $1.8 million in development costs related to FLX475, $0.6 million in stock-based compensation expense and $0.1 million in consulting expenses.

The following is a comparison of research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months
	September 30,
	2022	2021
External development expenses:
RPT193	$9,990	$6,155
FLX475	9,792	11,588
Other Programs	2,200	1,447
Internal research and development expenses	25,646	23,496
Total research and development expenses	$47,628	$42,686

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $3.7 million, or 32%, to $15.3 million for the nine months ended September 30, 2022 from $11.5 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to increases of $0.9 million in professional services, $0.8 million in stock-based compensation expense, $1.4 million in personnel costs and $0.6 million in facilities costs.

Other Income (Expense), Net

Other income (expense), net increased to $0.5 million for the nine months ended September 30, 2022 from other expense, net of $0.1 million for the nine months ended September 30, 2021. The increase was driven primarily by an increase in interest income due to higher interest rates for the nine months ended September 30, 2022.

Liquidity and Capital Resources; Plan of Operations

In May 2022, we completed the sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999, which was done as a PIPE financing. Net proceeds from the PIPE financing totaled approximately $49.8 million, after deducting offering expenses. During the three and nine months ended September 30, 2022, we sold 209,349 shares of common stock in “at the market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $5.0 million after deducting commissions and other offering related costs. As of September 30, 2022, there was up to $85.7 million available for future issuance of shares of common stock under the ATM Sales Agreement. We had cash and cash equivalents and marketable securities of $195.4 million and working capital of $184.0 million as of September 30, 2022. Our cash equivalents were held primarily in money market funds. Since inception, we have incurred net losses and negative cash flows from operations. At September 30, 2022, we had an accumulated deficit of $344.9 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. The effects of the ongoing COVID-19 pandemic, war in Ukraine, inflation, rising interest rates and economic uncertainty and volatility has resulted and may continue to result in significant disruption of global financial markets, which could impair our ability to access capital and negatively affect our liquidity. If such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(47,922)	$(40,345)
Investing activities	(4,220)	(65,455)
Financing activities	55,821	140,881
Net increase in cash and cash equivalents	$3,679	$35,081

Cash Used in Operating Activities

Net cash used in operating activities was $47.9 million for the nine months ended September 30, 2022, reflecting a net loss of $60.9 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $11.4 million and net cash provided by changes in operating assets and liabilities of $1.6 million.

Net cash used in operating activities was $40.3 million for the nine months ended September 30, 2021, reflecting a net loss of $51.3 million, partially offset by non-cash charges primarily for depreciation, amortization and stock-based compensation expense totaling $9.8 million and a net decrease in operating assets and liabilities of $1.2 million.

Cash Used in Investing Activities

Cash used in investing activities was $4.2 million for the nine months ended September 30, 2022, primarily from the purchase of marketable securities for $112.7 million and purchase of property and equipment for $0.8 million, offset by the proceeds from maturities of marketable securities of $109.3 million. Cash used in investing activities was $65.5 million for the nine months ended September 30, 2021, primarily from the purchase of marketable securities for $148.1 million and purchase of property and equipment for $0.4 million, partially offset by proceeds from maturities of marketable securities of $83.0 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $55.8 million for the nine months ended September 30, 2022 from $49.8 million in net proceeds received from the sale of pre-funded warrants that was done as a PIPE financing, $5.0 million in net proceeds from the sale of shares under the ATM Sales Agreement and $1.1 million in net proceeds from our employee stock plans. Net cash provided by financing activities was $140.9 million for the nine months ended September 30, 2021, primarily from the $134.6 million in net proceeds from our 2021 public offering, $4.7 million in net proceeds from the sale of shares under the ATM Sales Agreement and $1.6 million in net proceeds from our employee stock plans.

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

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will cease to be an “emerging growth company” prior to December 31, 2024 if certain events occur, including if (i) we become a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (ii) our annual gross revenues exceed $1.235 billion; or (iii) we issue more than $1.0 billion of non-convertible debt in any three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $60.9 million and $51.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $344.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

RPT193 and FLX475 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will ultimately prove to benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, drug responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received FLX475 and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by FLX475, or that the responses were spontaneous and unrelated to either FLX475 or pembrolizumab. We have discontinued, and may elect in the future to discontinue, development of FLX475 in certain indications if, among other reasons, data does not warrant moving forward. Additionally, although RPT193 has shown activity in several preclinical models and in the placebo controlled Phase 1b portion of the Phase 1a/1b trial in a small number of patients with atopic dermatitis, there is no guarantee that this effect will be shown to benefit patients in the larger and longer Phase 2b trial. Additionally, we may be unable to enroll the trial or complete the dosing interval due to the pandemic or other unexpected world events. There can be no assurance that the intended effects of our drug candidates will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage biopharmaceutical companies such as ours.

FLX475 is currently undergoing clinical development and testing as a single agent and in combination with pembrolizumab (supplied by Merck under our existing collaboration agreement). Were Merck to terminate our collaboration agreement, we would be required to purchase pembrolizumab to continue our current and planned clinical trials or to introduce another anti-PD-1 therapy for co-administration with FLX475 in place of pembrolizumab, which may require us to restart preclinical studies or clinical trials. This could result in a change to our business plan and materially harm our business, financial condition, or results of operations and prospects. In addition, if FLX475 is approved as a treatment in combination with pembrolizumab, then the future availability of pembrolizumab for administration with FLX475 would affect our ability to commercialize FLX475. For example, if the supply of pembrolizumab were constrained for any reason it could have the effect of limiting the commercial uptake of FLX475, if approved for commercial sale.

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

We have completed a Phase 1 clinical trial with healthy volunteers for FLX475. We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. In addition, we have completed a Phase 1a/1b trial of RPT193 in healthy volunteers and in patients with atopic dermatitis. We are conducting a Phase 2b trial of RPT193 in patients with atopic dermatitis. We may ultimately discover that neither FLX475 nor RPT193 meet criteria to be determined to be therapeutically effective or safe. For example, although RPT193 has exhibited encouraging results in preclinical models of atopic dermatitis and allergic asthma and showed improvement compared to placebo in a common measure of disease severity in a small number of patients with atopic dermatitis, it may not demonstrate the same properties in larger numbers of humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on RPT193. If RPT193, FLX475 or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In February 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine, the sanctions imposed by Canada, the United Kingdom, the European Union, the United States and other countries, against officials individuals, regions and industries in Russia and Ukraine, the actions taken by Russia in response to such sanctions and the responses of countries, political bodies, companies and organizations to such military actions, sanctions, counteractions, tensions and potential for more widespread conflict, coupled with the impacts of the ongoing COVID-19 pandemic, have resulted in supply chain disruptions, increases in inflation, financial market volatility and capital markets disruption, and such effects on the global economy and financial markets could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. In addition, any or all of these effects could disrupt our and our collaborators’ and vendors’ supply chains and adversely affect our and our collaborators’ and vendors’ ability to conduct ongoing and future clinical trials of our product candidates. The extent and duration of these economic, market and other disruptions are impossible to predict, but could be substantial. Any such disruptions may magnify the impact of the other risks described in this Quarterly Report on Form 10-Q.

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

As of September 30, 2022, we had $195.4 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

As of September 30, 2022 we had 94 full-time employees. Our focus on the development of RPT193, FLX475 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. Over the last year as there has been an increase in workers leaving their positions and the workforce as a whole, referred to as the “great resignation,” and the competition to attract, retain and replace such employees has intensified. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and remain in effect until 2031, unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020 through March 31, 2022 by COVID-19 relief legislation. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented, but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions until December 31, 2024. However, we will cease to be an “emerging growth company” prior to December 31, 2024 if certain events occur, including if (i) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (ii) our annual gross revenues exceed $1.235 billion; or (iii) we issue more than $1.0 billion of non-convertible debt in any three-year period. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

10.1*+	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2022

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)