Form 10-K
period 2022-12-31
RAPT Therapeutics, Inc.
filed 2023-03-14
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $319 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Market on June 30, 2022 of $18.25 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 8, 2023, the number of outstanding shares of the Registrant’s common stock, par value $0.0001 per share, was 34,287,129.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•
the initiation, cost, timing, progress and results of research and development activities, preclinical studies and clinical trials with respect to RPT193, FLX475 and potential future drug candidates;
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
•
our expectations regarding uses of proceeds from capital raising transactions;
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
•
Our business could be materially and adversely affected in the future by effects of disease outbreaks, epidemics and pandemics, including the COVID-19 pandemic.
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

Our lead inflammation drug candidate, RPT193, is designed to selectively inhibit the migration of type 2 T helper cells (“Th2 cells”) into inflamed tissues. Th2 cells are known to be drivers of inflammatory diseases, including atopic dermatitis (“AD”), asthma, chronic spontaneous urticaria (“CSU”), alopecia areata, prurigo nodularis, chronic rhinosinusitis with nasal polyps (“CRSwNP”), allergic rhinitis and eosinophilic esophagitis. We believe RPT193, if approved, could fill an unmet medical need for a safe and efficacious oral drug in the treatment of inflammatory diseases. We chose to pursue atopic dermatitis as the first indication for RPT193 because we believe the characteristics of the disease present an opportunity to rapidly demonstrate RPT193’s anti-inflammatory effect with the potential for good translatability to later-stage clinical trials. In June 2021, we announced positive topline results from our randomized placebo-controlled Phase 1b clinical trial of RPT193 as monotherapy in 31 patients with moderate-to-severe AD. After four weeks of treatment, patients who received RPT193 showed greater improvement from baseline compared to the placebo group in several standard measures of disease severity, including the Eczema Area and Severity Index (“EASI”) and the validated Investigator Global Assessment (“vIGA”). In the two-week period following the end of treatment, the RPT193 group showed continued improvement and further separation from placebo in these measures. We believe the results from this Phase 1b trial provide clinical proof-of-concept (“PoC”) in AD and potentially additional Th2-driven inflammatory diseases. We have advanced RPT193 to a Phase 2b clinical trial in patients with moderate-to-severe AD and plan to initiate a Phase 2a clinical trial in patients with moderate-to-severe asthma.

Our lead oncology drug candidate, FLX475, is designed to selectively inhibit the migration of immunosuppressive regulatory T cells (“Treg”) into tumors. We are conducting a Phase 1/2 clinical trial investigating FLX475 as monotherapy and in combination with pembrolizumab (KEYTRUDA®) to study the safety and potential clinical activity of FLX475 in patients with advanced cancer. We have disclosed initial observations from the Phase 2 portion of the trial that demonstrated clinical activity of FLX475 as monotherapy as well as in combination with pembrolizumab, and we believe these early observations establish initial clinical PoC for FLX475. As of February 2023, we have three ongoing expanded Stage 2 cohorts in EBV+ lymphoma (monotherapy), checkpoint-naïve non-small cell lung cancer (combination) and checkpoint-experienced head and neck squamous cell carcinoma.

We internally discovered and designed all our drug candidates utilizing what we refer to as our “proprietary drug discovery and development engine.” Through our team’s deep expertise in immunology and drug discovery, supported by extensive capabilities in computational sciences, we are developing the ability to exploit difficult targets and generate drug candidates that we believe, if approved, will significantly improve treatment paradigms and outcomes for patients by fundamentally modulating the immune responses in a range of inflammatory diseases and cancers. We continue to invest in our proprietary discovery and development engine and are pursuing a range of targets to generate additional potential drug candidates.

We hold worldwide rights to each of our drug candidates, with the exception of the exclusive license granted to Hanmi Pharmaceutical Ltd. (“Hanmi”) for FLX475 in the Republic of Korea, the Republic of China (Taiwan), and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”).

Our Strategy

•
Advance RPT193 through clinical development to commercialization across multiple inflammatory diseases, starting with atopic dermatitis. We chose to pursue atopic dermatitis as the first indication for RPT193 because we believe the characteristics of the disease present an opportunity to rapidly demonstrate RPT193’s anti-inflammatory effect with the potential for good translatability to later-stage clinical trials. We believe we have established clinical PoC with our Phase 1b data and have advanced RPT193 to a Phase 2b clinical trial.
•
Expand development of RPT193 into asthma and additional inflammatory diseases. As with AD, we believe that there remains significant unmet medical need and market potential for a safe and efficacious oral agent for the treatment of asthma. With our Phase 1b data, we believe RPT193 has potential clinical translatability in a variety of inflammatory diseases beyond AD and we plan to initiate a Phase 2a clinical trial of RPT193 in patients with asthma. Our goal is to develop RPT193 in multiple inflammatory diseases, including AD, asthma and potentially CSU, alopecia areata, prurigo nodularis, CRSwNP, allergic rhinitis and eosinophilic esophagitis.
•
Advance FLX475 through clinical development in charged tumor types, which represent cancer types we believe are most likely to respond to FLX475. We are evaluating FLX475’s efficacy in several tumor types both as monotherapy and in combination with pembrolizumab, a programmed cell death 1 (“PD-1”) checkpoint inhibitor. Our goal is to expeditiously progress into registrational trials to ultimately enable treatment of cancer patients for whom current treatments are inadequate.
•
Utilize collaborations and partnerships to support our long-term goals. We plan to selectively use collaborations and partnerships as strategic tools to maximize the value of our drug candidates.
•
Expand our pipeline by leveraging our proprietary drug discovery and development engine and oral small molecule expertise. We believe there are additional identifiable targets that will be important to fundamentally modulating the immune response in the treatment of inflammatory diseases and cancer. One such target is hematopoietic progenitor kinase 1 (“HPK1”) and we are working to develop a preclinical HPK1 inhibitor. We will continue to invest in our proprietary discovery and development engine and investigate identified targets to generate additional drug candidates.

Drug Discovery and Development Engine

We credit our rapid identification of therapeutic targets and drug candidate selection to our proprietary drug discovery and development engine, which relies on our team’s deep expertise in immunology and chemistry, supported by computational sciences and the ability to exploit difficult targets. The key pillars of our proprietary drug discovery and development engine are as follows.

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
2)
Computationally-Enabled Design of Small Molecule Drug Properties. Key to our rapid discovery of small molecules is our use of structure and computationally assisted drug design strategies to improve potency, selectivity and pharmacokinetic properties and early testing in physiologically-relevant immune assays to rapidly identify highly selective, orally-administered small molecules. This seamless integration of biology, chemistry and computational disciplines allows for rapid cycle times and quick iterations between hypothesis and compound selection.

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
4)
Nimble Clinical Execution. We design efficient state-of-the-art clinical trials at all stages of development, incorporating patient enrichment and biomarker-based selection strategies where appropriate and identifying opportunities for potential accelerated regulatory approval.

Background on CCR4 in Inflammatory Diseases and Oncology

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

Our Lead Inflammation Drug Candidate—RPT193

Our lead inflammation drug candidate, RPT193, is a CCR4 antagonist designed to selectively inhibit the migration of Th2 cells into inflamed tissues. Th2 cells are known to be drivers of inflammatory diseases such as AD, asthma, CSU, alopecia areata, prurigo nodularis, CRSwNP, allergic rhinitis and eosinophilic esophagitis. The current standard of care for AD includes topical creams and steroids as well as injectable biologics, such as dupilumab. Despite recent progress in the treatment of inflammatory diseases, including AD, we believe there remains a significant unmet need for a safe, oral treatment with an attractive efficacy profile and that RPT193, if approved, could fill this unmet need.

We hold worldwide rights to RPT193 and own granted patents with respect to RPT193 that are scheduled to expire in 2039 (not including any applicable extensions, if approved). One of those granted U.S. patents covering the composition of matter of RPT193. RPT193 is chemically distinct from FLX475, our CCR4 antagonist for oncology.

Background—Th2 Cells and Inflammatory Disease

Th2 cells express high levels of CCR4 and are clinically validated drivers of many inflammatory diseases, including AD, asthma, CSU, CRSwNP, alopecia areata, prurigo nodularis and eosinophilic esophagitis. When a pathogen comes into contact with the skin or mucosal lining of the nose or lungs, innate immune cells and antibodies that recognize the pathogen initiate a release of inflammatory cytokines. While this Th2 response may be highly effective against foreign pathogens, particularly parasites, sometimes the body overreacts to benign substances in this way, resulting in a significant influx of Th2 cells, leading to highly inflammatory conditions.

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

AD Standard of Care

Creams, ointments and topical steroids, or other topical or systemic anti-inflammatory agents, are routinely used to manage skin health and reduce skin inflammation in patients with mild-to-moderate AD. Patients with mild-to-moderate AD who do not achieve sustained alleviation of symptoms with topical treatments have historically been prescribed systemic steroids or other systemic immunosuppressive agents such as cyclosporine. While these are effective as temporary treatments of flare-ups, extended use has been associated with many potential side effects or adverse events. Systemic steroids, such as prednisone, are not recommended to induce stable remission due to numerous side effects and the propensity of severe disease flares upon treatment cessation. Cyclosporine is also not suitable for long-term use as it has been associated with renal toxicity, hirsutism, nausea and lymphoma, and patients must discontinue use after one to two years.

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

Dupilumab is an approved biologic for AD targeting the Th2 pathway. Dupilumab prevents T cell activation and amplification of proinflammatory signaling pathways by blocking IL-4 receptor alpha, (“IL-4Ra”), preventing IL-4 and IL-13 binding. Approximately 36% of patients receiving weekly or biweekly injections of dupilumab achieved significant improvement in disease symptoms. Dupilumab was approved for moderate-to-severe AD in the United States and Europe in 2017. Worldwide net sales of dupilumab were $4.9 billion in 2021.

Two orally administered JAK inhibitors, abrocitinib and upadacitinib, have been approved for use in patients who have had an inadequate response to, or are unable to take, alternative systemic medications. JAK inhibitors block the signaling pathway to multiple proinflammatory cytokines, including IL-4 and IL-13, thereby preventing the downstream signaling of Th2 cells at the sites of inflammation. While JAK inhibitors have demonstrated comparable clinical efficacy to that of dupilumab and offer the advantage of oral dosing, JAK inhibitors are broadly immunosuppressive and therefore may not be suitable for long-term dosing. Additionally, the FDA has placed black box warnings for JAK inhibitors due to the potential for serious infections, malignancies, increased mortality in certain patient groups, major adverse cardiovascular events and thromboembolic events.

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

Overview of Other Inflammatory Diseases

In addition to AD, a number of inflammatory diseases are characterized by an inflammatory response to cytokines produced by Th2 cells. These diseases include asthma, CSU, alopecia areata, prurigo nodularis, CRSwNP, allergic rhinitis and eosinophilic esophagitis.

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

Standard treatment of asthma includes inhaled beta2-agonists for the treatment of acute symptoms and in conjunction with daily low-dose inhaled corticosteroid (“ICS”) monotherapy as a first-line maintenance treatment. The anti-immunoglobin E (“Anti-IgE”) monoclonal antibody omalizumab and IL-4Ra antagonist dupilumab can be prescribed for individuals with asthma who are uncontrolled on ICS therapy. In addition, other biologics targeting the IL-5 pathway, e.g., mepolizumab, benralizumab and reslizumab, as well as tezepelumab, which targets the thymic stromal lymphopoietin (“TSLP”), are available for patients with severe asthma. While these therapies are generally effective, they are administered via injection or infusion and their targets are downstream of CCR4, presenting a market opportunity for an oral, upstream alternative.

Chronic Spontaneous Urticaria

CSU is one of a group of skin conditions that are characterized by hives, redness, itching and swelling, lasting for greater than six weeks. The trigger for CSU is unknown. Symptoms result from the degranulation of dermal mast cells and IgE signaling likely contributes to inappropriate mast cell activation. CSU affects 1% of the general population, with women affected more often than men. Though both children and adults can be diagnosed with CSU, patients typically show initial symptoms in the third to fifth decades of life.

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

Alopecia Areata

Alopecia areata is an inflammatory disease of the hair follicle that results in nonscarring hair loss. Hair loss ranges from patchy to complete loss of scalp, eyebrow, eyelash and body hair. Alopecia areata affects approximately 1 in 1000 people worldwide with both children and adults affected.

Standard treatment for alopecia areata includes: topical or intralesional corticosteroids for limited to extensive hair loss or an oral JAK inhibitor, e.g., baricitinib, for extensive hair loss. Based a Phase 2a study of dupilumab, patients with evidence of dysregulated allergic inflammation (based on a high serum IgE level) showed preliminary evidence of improvement compared to placebo. Thus, allergic inflammation may play a role in driving disease in a subset of patients and RPT193 could provide an additional, oral, therapeutic option for these patients.

Prurigo Nodularis

Prurigo Nodularis is a chronic skin disorder that manifests as multiple, firm, pruritic nodules. Patients are typically older with a median age of approximately 60 years and a prevalence of ~5-10 per 10,000 people in the United States.

Current management of prurigo nodularis involves the use of anti-pruritics, particularly sedating anti-histamines at bedtime, as well as emollients and occlusive dressings to soothe and/or prevent scratching. Topical and intralesional corticosteroids have been used for more limited disease, but widespread or recalcitrant disease requires systemic therapies. Phototherapy has been one option for widespread disease. In terms of medical therapy, conventional immunosuppressants, including methotrexate and cyclosporin have been used with varying success. Dupilumab was recently approved for prurigo nodularis supporting a clear role for allergic inflammation and Th2 cytokines in driving prurigo nodularis. These data also support the potential utility of RPT193 in prurigo nodularis.

Chronic Rhinosinusitis with Nasal Polyps

CRSwNP is a disease characterized by sinonasal mucosal inflammation, which results in facial pain/pressure, nasal drainage, nasal obstruction and reduction or loss of smell, for at least 8-12 consecutive weeks. Confirmation of the disease using an objective measure such as a nasal endoscopy or CT scan is required, given lack of symptom specificity. It is believed that approximately 2-5% of the general population experiences CRSwNP. There is wide belief that CRSwNP is a heterogeneous condition and that the causes of inflammation are diverse and multifactorial, involving overlap between both host and environmental triggers.

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

Allergic Rhinitis

Allergic rhinitis is a disease of the lining of the nasal passages and, in some cases, can also extend to include the lining of the sinus cavities (allergic rhinosinusitis) or involve the eyes (allergic rhinoconjunctivitis). Allergic rhinitis is common, affecting 10-30% of children and adults. Allergic rhinitis is associated with symptoms including fits of sneezing, runny nose, nasal obstruction and itch. Patients often also experience cough, irritation of the back of the throat, irritability and/or fatigue. Clinical manifestations are typically caused by exposure to allergens. Allergens causing symptoms can be either seasonal or perennial and, similarly, patients demonstrate different temporal patterns of symptoms according to individual allergen reactivity profiles. Patients with a perennial pattern may also have seasonal exacerbations. Symptoms can range from mild, intermittent to severe, with the latter leading to significant morbidity, including sleep disturbance, impaired school/work performance or poor quality-of-life.

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

Our Inflammatory Disease Solution: RPT193

While there are marketed injectable biologics and oral JAK inhibitors, as well as oral drug candidates and injectable biologics in clinical development, we believe there is an unmet need in the treatment landscape for a safe and efficacious oral therapy for the long-term treatment of AD. We believe RPT193, our oral, small molecule CCR4 antagonist designed to block the migration of inflammatory Th2 cells into inflamed tissues, can, if approved, fill this unmet need.

RPT193 has demonstrated the ability to block the migration of mouse and human Th2 cells in vitro and in vivo and has demonstrated activity in multiple preclinical mouse models of AD and asthma. The observed activity in preclinical mouse models was similar to that of commercially available anti-mouse IL-13 and anti-IL-4 receptor antibodies, which we believe are representative of the class of biologics such as lebrikizumab, dupilumab and others targeting Th2-derived cytokines such as IL-4 and IL-13. We believe that the results observed in these models demonstrate the clinical potential to treat a number of Th2-driven inflammatory diseases.

RPT193 for Atopic Dermatitis

Preclinical Data: RPT193 Reduces Skin Inflammation in a Therapeutic Th2-Driven AD Model

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

RPT193-01: Phase 1a/1b Clinical Trial in Healthy Subjects and Subjects with Atopic Dermatitis

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

At the end of the four-week treatment period, the RPT193 group showed clear improvement in key exploratory efficacy measures compared to placebo, including EASI, vIGA and pruritus Numerical Rating Scale (“NRS”).

•
Patients treated with RPT193 achieved a 36.3% improvement in EASI score from baseline, compared with a 17.0% improvement in patients in the placebo group.
•
42.9% of patients treated with RPT193 achieved a 50% improvement in EASI score (“EASI-50”), compared with 10.0% in the placebo group.
•
4.8% of patients treated with RPT193 achieved a vIGA score of 0/1 and at least a two-point improvement over baseline, compared with 0.0% in the placebo group.
•
45.0% of patients treated with RPT193 achieved at least a four-point reduction in the pruritus NRS score, compared with 22.2% in the placebo group.

Patients were also evaluated for exploratory endpoints at six weeks, i.e., two weeks after the end of treatment. At the six-week timepoint, patients treated with RPT193 showed further improvement in EASI score and vIGA:

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

Proportion of EASI-50, 75, 90 and vIGA 0/1 (Clear/Almost Clear)

70%
60%
50%
40%
30%
20%
10%
0%
*
61.9%
20%
28.6%
0%
9.5%
0%
14.3%
0%
EASI-50
EASI-75
EASI-90
vIGA 0/1
PbO
RPT193

$^*p < 0.05$

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

RPT193-02: Phase 2b Clinical Trial in Atopic Dermatitis

In May 2022, we initiated a 16-week randomized, double-blind, placebo-controlled Phase 2b clinical trial to further evaluate the efficacy and safety of RPT193 as monotherapy in patients with moderate-to-severe AD. The Phase 2b study will compare three oral dose levels of RPT193 (50, 200 and 400 mg once daily) to placebo with a treatment duration of 16 weeks and will enroll approximately 67 patients in each of the four cohorts (three active and one placebo). The co-primary endpoints for the trial are the percent change in EASI from baseline at week 16 and incidence of treatment emergent adverse events. Key secondary endpoints include the percentage of patients achieving a vIGA score of 0 or 1 at week 16, the percentage of patients achieving EASI-75 at week 16, and the percent change from baseline in the Peak Pruritus Numerical Rating Scale (PP-NRS) from an itch daily e-diary at week 16. Furthermore, given maximum clinical benefit in the four-week Phase 1b trial was observed two weeks after cessation of treatment, patients in the Phase 2b trial will be followed for an additional eight weeks beyond the 16-week treatment period to understand whether sustained responses and/or further improvement in clinical parameters are observed beyond the treatment period.

RPT193 for Asthma

Preclinical Data: RPT193 Efficacy in a Preclinical Model of Allergic Asthma

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

RPT193-03: Phase 2a Clinical Trial in Asthma

We believe the results from our Phase 1b clinical trial of RPT193 in patients with AD provide clinical PoC in AD and potentially additional Th2-driven inflammatory diseases. Similar to patients with AD, patients with asthma are known to have elevated levels of CCL17 in the blood and sputum, and the approvals of dupilumab in both AD and asthma suggest common pathology. With our Phase 1b data in AD and preclinical data in allergic asthma, we believe RPT193 has the potential to fill an unmet need for a safe and efficacious oral therapy for patients with moderate-to-severe asthma. We plan to initiate a 14-week randomized, double-blind, placebo-controlled Phase 2a clinical trial of RPT193 in patients with asthma.

Our Lead Oncology Drug Candidate—FLX475

Our lead oncology drug candidate, FLX475, is designed to selectively inhibit the migration of immunosuppressive Treg into tumors, while sparing Treg in healthy tissues and without negatively impacting effector immune cells. Treg represent a dominant pathway for downregulating the immune response. We will initially develop FLX475 in charged tumors, in which we believe there remains significant unmet need.

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

FLX475: Highly Selective Approach for Targeting Tumor Treg

CCR4 in Charged Tumors

Our proprietary drug discovery and development engine has identified certain tumors where we believe FLX475 has the greatest probability of demonstrating clinical benefit. We refer to these tumors as “charged” as defined by (i) their expression of high levels of CCR4 ligands, (ii) their enrichment for Treg and (iii) their enrichment for CD8 effector T cells. Tumors with high levels of these three parameters imply they have the necessary components to generate a potent immune response; however, the presence of Treg dampens this response. Additionally, we have discovered that the presence of oncogenic viruses, such as Epstein Barr virus (“EBV”) and the human papilloma virus (“HPV”), is associated with tumors that are highly charged and can be prospectively selected. As shown in the diagram below, we have identified numerous tumors as being charged, including non-small cell lung cancer (“NSCLC”), triple-negative breast cancer (“TNBC”), head and neck squamous cell carcinoma (“HNSCC”), nasopharyngeal carcinoma (“NPC”), gastric cancer, EBV+ Hodgkin lymphoma (“HL”) and non-Hodgkin lymphoma (“NHL”) and cervical cancer. The data presented in the diagram below was derived from an in-house analysis of The Cancer Genome Atlas Database and additional published sources and confirmed by us through in situ hybridization of over 400 tumor microarray samples.

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

Non-Small Cell Lung Cancer

NSCLC is the most common type of lung cancer, representing 82% of all lung cancer cases in the United States. Squamous cell carcinoma (“NSCLC Sq.”), adenocarcinoma (“NSCLC Ad.”) and large cell carcinoma are all subtypes of NSCLC. Lung cancer is the leading cause of cancer death for both men and women. In 2020, an estimated 130,180 people in the United States died from lung cancer. There are approximately 237,000 diagnoses of lung cancer annually in the United States. Despite the availability of numerous available therapies, the prognosis remains poor, with an overall five-year survival rate for all patients diagnosed with NSCLC as low as 26%.

Standard therapies include surgery, chemotherapy and radiation therapy. Up to a third of NSCLC patients have tumors with mutations in genes, e.g., epidermal growth factor receptor and anaplastic lymphoma kinase, for which molecularly-targeted therapies have been approved, e.g., erlotinib, gefitinib or crizotinib. However, these treatments usually do not result in long-term remissions, and the tumors generally return and become resistant to therapy.

Immunotherapies that target PD-1 or the PD-1 ligand (“PD-L1”), e.g., pembrolizumab, nivolumab and atezolizumab, have recently been approved for the treatment of patients with advanced or metastatic NSCLC either alone (for previously untreated or treated patients) or in combination with chemotherapy (for previously untreated patients). Treatment with these immunotherapy agents in NSCLC has resulted in promising activity ranging from approximately 15-30% overall response rates in previously treated patients to approximately 40-60% response rates in combination with chemotherapy in previously untreated patients. However, approximately 50-80% of patients do not respond to these therapies, indicating significant unmet medical need remains.

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

Hodgkin Lymphoma

HL, formerly called Hodgkin’s disease, is a cancer of the lymphatic system that arises in immune cells called B cells. HL accounts for approximately 10% of all lymphomas and approximately 0.6% of all cancers diagnosed in the developed world annually. Approximately 8,100 people in the United States are estimated to be diagnosed with HL in 2019, with an estimated 1,000 deaths. EBV has been associated with approximately 30- 50% of HL.

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

FLX475: Favorable Exposure in Healthy Volunteer Study

CCR4 Target Coverage Exceeded at 75 mg Once Daily Dosing with FLX475

FLX475 was well tolerated, with no significant lab abnormalities, serious adverse events or dose-limiting clinical adverse events. There was no evidence of autoimmunity or changes in peripheral blood immune cell populations. Sporadic Grade 1 corrected Q-T interval (“QTc”) prolongation was observed in nearly every cohort, including placebo. No QTc prolongation greater than Grade 1 was observed in 14-day multiple ascending dose cohort doses through 300/100 mg (300 mg Day 1 loading dose followed by 100 mg once daily), including the projected efficacious dose of 75 mg once daily. At the highest dose (300/150 mg) correlating with exposures three to five times that needed to achieve efficacious exposure, two subjects (out of six dosed with FLX475) met QTc stopping criteria (greater than 60 msec prolongation from baseline, one of whom also exhibited a transient Grade 2 QTc prolongation), which were asymptomatic and not associated with arrhythmia or any other adverse event.

FLX475-02: A Phase 1/2 Dose Escalation and Expansion Study of FLX475 Alone and in Combination with Pembrolizumab in Advanced Cancer

We are conducting a Phase 1/2 trial of FLX475 as monotherapy and in combination with pembrolizumab and are currently in the Phase 2 portion of the study.

The Phase 1 portion of the study was a standard dose escalation study intended primarily to evaluate safety, pharmacokinetics and pharmacodynamics in patients with multiple tumor types including some that may be charged.

We reported results from the Phase 1 portion in November 2020. A total of 37 patients with cancers of different types were enrolled. Nineteen patients were treated with one of four doses (25 mg, 50 mg, 75 mg or 100 mg once daily) of FLX475 monotherapy and 18 were treated with one of three doses (50 mg, 75 mg or 100 mg once daily) of FLX475 in combination with the standard dose of pembrolizumab. The Phase 1 results showed FLX475 had a favorable safety profile, with no maximum tolerated dose reached. Two dose-limiting toxicities (“DLTs”) of asymptomatic QTc prolongation were observed in the monotherapy cohorts, one in the 75 mg cohort and one in the 100 mg cohort. No DLTs were observed in the Phase 1 combination cohorts. Based on the Phase 1 data, 100 mg was selected as the recommended Phase 2 dose for both the monotherapy and combination therapy cohorts.

Drug exposures were roughly dose-proportional and consistent with the previous Phase 1 study in healthy volunteers. The majority of patients on the 75 mg daily dose reached the targeted exposure level. Receptor occupancy of CCR4 on Treg was also proportional to FLX475 exposure levels and consistent with that previously observed in healthy volunteers.

FLX475 Phase 1 Pharmacokinetic Data

FLX475 Phase 1 Receptor Occupancy Data

In the Phase 1 portion of the trial, of 17 evaluable monotherapy patients, there was one unconfirmed partial response in a patient with relapsed metastatic cervical cancer. Of 14 evaluable patients in the combination cohorts, there were two confirmed partial responses: a patient with NSCLC who had progressed on prior checkpoint treatment (atezolizumab) and who at the time of disclosure was on study for 18 months of treatment, and a patient with checkpoint inhibitor-naïve urothelial cancer who at the time of disclosure was on study for over nine months of treatment.

The Phase 2 portion of the Phase 1/2 trial is designed to evaluate FLX475 as monotherapy and in combination with pembrolizumab specifically in patients with several types of charged tumors, which represent cancer types we believe are most likely to respond to FLX475. The Phase 2 portion is a gated two-stage design. In Stage 1, cohorts of at least ten patients each were dosed with FLX475 as monotherapy (100 mg once daily) or in combination with pembrolizumab (100 mg once daily and a standard regimen of pembrolizumab). Cohorts in which promising activity is observed would then proceed to Stage 2 to enroll an additional 19 patients. The Phase 2 portion of the trial originally started with eight cohorts in total: four monotherapy cohorts with patients with either NPC, lymphoma confirmed to be EBV+, cervical cancer that is HPV+ or HNSCC that is naïve to checkpoint therapy, and four combination cohorts with NSCLC or HNSCC patients who have been previously treated with checkpoint inhibitors or patients with TNBC or HNSCC that is naïve to checkpoint inhibitors. We subsequently added a Stage 1 combination cohort in patients with NSCLC that is naïve to checkpoint therapy.

FLX475 Phase 2 Trial

In November 2020, we reported initial observations from four of the eight cohorts in the Phase 2 portion of the trial: EBV+ lymphoma (monotherapy), NPC (monotherapy) and CPI-naïve HNSCC (monotherapy and combination). Based on the early results from these four cohorts, which we believe provide initial clinical PoC, we selected three indications to expand to Stage 2, EBV+ lymphoma (monotherapy), NPC (combination) and CPI-naïve HNSCC (combination).

In September 2021, we announced that we were expanding the CPI-experienced HNSSC cohort to Stage 2 and that we were not expanding the TNBC and CPI-experienced NSCLC cohorts to Stage 2. In November 2022, we announced that we were expanding the CPI-naïve NSCLC combination cohort to Stage 2 and that we were not moving forward with development in NPC and CPI-naïve HNSCC. As of February 2023, we have three ongoing expanded Stage 2 cohorts: EBV+ lymphoma (monotherapy), CPI-naïve NSCLC (combination) and CPI-experienced HNSCC (combination).

EBV+ Lymphoma

In November 2020, we reported that early data from the first two patients with EBV+ lymphoma treated with FLX475 monotherapy show significant target tumor reduction, including one patient who achieved a durable complete metabolic response and was on study for more than nine months as of November 2020. We decided to expand the EBV+ lymphoma monotherapy cohort to Stage 2.

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

FLX475 Phase 2 EBV+ Lymphoma Patient PET Scans

FLX475 Phase 2 EBV+ Lymphoma Patient: Change in Subcutaneous Lesion

In December 2022, we reported updated data from the six patients with EBV+ NK/T cell lymphoma treated with FLX475 monotherapy in the EBV+ lymphoma cohort. Of these six patients, there were four responses, with two durable complete metabolic responses (CMR), one unconfirmed CMR and one unconfirmed partial metabolic response.

Checkpoint Inhibitor-Naive Non-Small Cell Lung Cancer

In December 2022, we reported data from Stage 1 of a Phase 2 combination cohort in patients with CPI-naïve NSCLC. A total of 13 patients were enrolled and the data showed a confirmed overall response rate of 31% (4/13 patients), including two responses that were ongoing for over one year as of the time of disclosure. Of the 13 patients, eight patients had PD-L1 positive tumors (TPS ≥1%), including two with PD-L1 high tumors (TPS ≥50%), four patients had PD-L1 negative tumors (TPS <1%) and one patient’s PD-L1 status was unknown. The confirmed response rate in the PD-L1 positive tumors was 38% (3/8 patients) and in the PD-L1 negative tumors was 25% (1/4 patients). None of the four responders were PD-L1 high. Most of the patients enrolled in this NSCLC cohort had been previously treated with 1-3 or more prior therapies for advanced disease (10/13 patients). Based on these data, we have advanced this cohort to Stage 2 and are enrolling additional patients.

As of December 2022, we have reported cumulative safety data on all Phase 1 patients and the Phase 2 NK/T cell lymphoma and CPI-naïve NSCLC patients reported above, which include a total of 25 patients treated with FLX475 monotherapy and 39 patients treated with FLX475 in combination with pembrolizumab. FLX475 demonstrated a favorable safety profile with once-daily oral dosing both as monotherapy and in combination with pembrolizumab, with no new significant safety findings compared to those previously reported in healthy volunteers and in patients from the Phase 1 portion of the trial. For more information regarding the risks associated with our Phase 1/2 clinical trial for FLX475, please see “Risk Factors—Risks Related to Our Business—RPT193 and FLX475 are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability.”

In addition, biomarker data obtained from the patients in the ongoing Phase 1/2 trial may inform the generation of a companion diagnostic that could potentially be used to prospectively select for patients who may be more likely to respond to FLX475 therapy in a future study, thus increasing the chances of a positive trial result and regulatory approval. Our comprehensive biomarker plan includes analysis of the TME in paired biopsies collected before and on treatment. Key biomarkers include (i) CD8 : Treg ratio as detected by immunohistochemistry, (ii) peripheral blood analysis for CCL17 and CCL22 and (iii) exploratory analysis, including immune phenotyping, transcriptomics and T cell clonality. Preliminary data from our measure of CD8 and Treg by IHC indicate an increase in the CD8:Treg ratio in nine of the 11 patients with paired tumor biopsies from both the Phase 1 and Phase 2 portions of the ongoing Phase 1/2 trial. This suggests activity consistent with our intended mechanism of action and potentially beneficial changes in the TME. For more information regarding the risks associated with our Phase 1/2 clinical trial for FLX475, please see “Risk Factors—Risks Related to Our Business.”

Increases in the CD8:Treg Ratio Observed in Paired Tumor Biopsies from 9 of 11 Patients Treated with FLX475

FLX475
FLX475 + Pembrolizumab
CD8:Treg Ratio
(Log2, Normalized)
3
2
1
0
-1
-2
Screen
On Treatment

Our HPK1 Program

Hematopoietic progenitor kinase 1 (“HPK1”) is a negative regulator of T cell activation, and the inhibition of HPK1 has the potential to enhance T cell function and the endogenous antitumor response alone or in combination with other immuno-oncology (“IO”) therapies. We identified HPK1 as a potential target in a computational screen that identified a number of targets, including PD-1 and CCR4. We have demonstrated that inhibition of HPK1 enhanced activation of primary mouse and human T cells in vitro, as well as antigen-specific CD8 T cell effector function in vivo. Oral administration of an HPK1 inhibitor resulted in single agent antitumor activity and complete tumor regression in multiple mice when dosed in combination with a checkpoint inhibitor. We are refining the chemical structure of various HPK1 compounds utilizing high resolution crystal structures with the goal of selecting a preclinical development candidate.

HPK1 Inhibition has the Potential to Enhance Various IO Therapies

Preclinical Data

Inhibiting HPK1 In Vitro Enhances Antigen-Specific Stimulation of Mouse CD8 T cells

Stimulation of antigen-specific T cells depends on the strength of the interaction of the T cell receptor with its cognate peptide: MHC complex, costimulatory signals as well as other factors. It has been shown that HPK1 is a negative regulator of T cell stimulation and that activation of HPK1 following T cell receptor (“TCR”) signaling limits the extent of T cell activation, cytokine secretion and proliferation. In our in vitro studies of antigen-stimulated mouse T cells, pharmacologic inhibition of HPK1 resulted in a dose-dependent increase in cytokine-secreting CD8 T cells.

HPK1 Inhibition Enhances Mouse CD8+ T Cell Activation In Vitro

Pharmacologic Inhibition HPK1 Enhances the Induction of Antigen-Specific CD4 and CD8 T Cells In Vivo

In our in vivo studies, pharmacologic inhibition of HPK1 resulted in the enhanced induction of antigen-specific CD4 and CD8 T cells. Mice were vaccinated either in the presence or absence of pharmacologic inhibition of HPK1 and antigen-specific CD4 and CD8 T cell immunity was determined days later. HPK1 inhibition resulted in a two to three-fold increase in antigen specific T cell immunity.

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

C-C Chemokine Receptor 4 (CCR4) Antagonist Franchise

As of December 31, 2022, our patent portfolio includes seven patent families directed to CCR4 inhibiting compounds and their therapeutic uses, three of which are directed to FLX475 and two of which are directed to RPT193, as discussed in more depth below.

FLX475

As of December 31, 2022, we own two issued U.S. patents directed to FLX475 and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases including cancers, one corresponding pending patent application in the U.S. and six corresponding pending patent applications in Brazil, Canada, Israel, South Korea, New Zealand, and Taiwan; and 10 corresponding issued patents in Australia, China, Hong Kong, the European Patent Convention, India, Japan, Mexico, Russia, Singapore and South Africa. Our issued U.S. patents, and any patents that may issue from our pending applications worldwide, are scheduled to expire in 2037, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance or annuity fees.

We also own one pending U.S. patent application and 15 corresponding pending patent applications in Australia, Brazil, Canada, China, Hong Kong, the European Patent Convention, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa and Taiwan directed to polymorphic forms of FLX475 and formulations thereof. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2040, excluding any additional term for patent term adjustment(s) or extension(s).

In addition to the composition of matter patents and patent applications described above, as of December 31, 2022, we own one pending U.S. patent application, a corresponding patent issued in South Africa, and 14 corresponding pending patent applications in Australia, Brazil, Canada, China, Hong Kong, the European Patent Convention, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, and Taiwan, all directed to the use of CCR4 antagonists generally, including FLX475 specifically, in therapeutic methods of treating EBV positive cancers. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2038, excluding any additional term for patent term adjustment(s) or extension(s.)

All of the above-mentioned patents and applications remain in force subject to us making timely payment of all applicable maintenance and annuity fees.

RPT193

As of December 31, 2022, we own three granted U.S. patents, one corresponding patent issued in South Africa, one corresponding pending patent application in the U.S. and 14 corresponding pending patent applications in Australia, Brazil, Canada, China, the European Patent Convention, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore and Taiwan, all directed to RPT193 and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases such as immune, inflammatory, metabolic diseases or cancers. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2039, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance and annuity fees.

We also own one pending U.S. patent application, one pending Patent Cooperation Treaty (“PCT”) patent application and one pending Taiwan patent application directed to methods of making trans isomeric forms of RPT193 and its analogs.

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

Clinical Trial Collaboration and Supply Agreement

In November 2018, we entered into a clinical trial collaboration and supply agreement with MSD International GmbH, an affiliate of Merck (known as MSD outside the United States and Canada), under which we will conduct a clinical trial evaluating FLX475 as monotherapy and in combination with pembrolizumab (KEYTRUDA®), Merck’s anti-PD-1 therapy, in patients with advanced cancers. In March 2022, we and Merck amended the agreement to provide for additional supply of pembrolizumab. We are the sponsor of the clinical trial and are responsible for the costs of conducting it, and Merck will supply pembrolizumab for use in the clinical trial at no charge to us except that we may be required to reimburse Merck’s manufacturing costs upon certain early termination events. Neither party will have any other obligations to reimburse any costs or expenses incurred by the other party. We retain ownership of the quantities of FLX475 used in the clinical trial and we will own the quantities of pembrolizumab supplied to us by Merck for use in the clinical trial. The agreement provides for joint ownership of any inventions, clinical data and results generated in the clinical trial that relate to the combined use of the two drugs. Merck will solely own any inventions generated in the clinical trial that relate solely to pembrolizumab and all data resulting from testing performed by or on behalf of Merck upon samples collected during the clinical trial. We will solely own any inventions generated in the clinical trial that relate solely to FLX475, clinical data resulting from the use of FLX475 as monotherapy, and from all data resulting from testing performed by or on behalf of us upon samples collected during the clinical trial. The term of the agreement will continue until delivery of the final report for the clinical trial, provided that either party may terminate the agreement due to the other party’s uncured material breach, a violation of anti-corruption obligations, patient safety concerns, regulatory action that prevents supply of such party’s compound, or such party’s termination of its compound’s development or withdrawal of its compound’s regulatory approval. Merck may also terminate the agreement if we fail to make any changes to the clinical trial protocol regarding the use of pembrolizumab that are reasonably requested by Merck to address any concern raised by Merck that pembrolizumab is being used in the clinical trial in an unsafe manner.

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

Data Privacy and Security

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal information, such as clinical trial data and other health data. Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, local and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive and wiretapping laws. Further, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, several U.S. states, such as Virginia, Colorado, Connecticut and Utah, have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state and local levels.

We may also be subject to privacy regimes in other jurisdictions in Asia, including the Personal Information Protection Act (“PIPA”) in the Republic of Korea, Taiwan's Personal Data Protection Act (“PDPA”), Thailand's Personal Data Protection Act (“TPDPA”) and Hong Kong's Personal Data Privacy Ordinance (“PDPO”).

The EU GDPR, UK GDPR and CCPA are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on companies that are subject to those laws, notably with respect to the processing of health-related data from EEA or UK-based individuals.

Additionally, the CCPA applies to personal information of consumers, business representatives and employees who are California residents, imposes specific obligations on covered businesses, provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expanded the CCPA’s requirements.

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

There have been executive, judicial and Congressional efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”), into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any future challenges and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”), released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

HIPAA also created additional federal civil and criminal penalties for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, disgorgement, exclusion from participation in government healthcare programs, additional reporting obligations and oversight obligations, and the curtailment or restructuring of our operations.

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

As of December 31, 2022, we had 97 employees, including 76 in research and development and 21 in general and administrative functions. As of December 31, 2022, 38 of our full-time employees had completed a Ph.D. or other advanced science or medical degree. We believe our employee relations are good.

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

Corporate Information

We were incorporated under the laws of the state of Delaware in March 2015 under the name FLX Bio, Inc. In May 2019, we changed our name to RAPT Therapeutics, Inc. Our principal executive offices are located at 561 Eccles Avenue, South San Francisco, CA 94080. Our website address is www.rapt.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report.

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

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $83.8 million and $69.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $367.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we (i) have successfully completed preclinical studies for RPT193 and FLX475, (ii) have successfully completed a Phase 1a/1b trial of RPT193 in healthy volunteers and patients with AD and a Phase 1 clinical trial with healthy volunteers for FLX475 and (iii) are conducting a Phase 2b trial of RPT193 in patients with AD and a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for RPT193, FLX475 or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of RPT193, FLX475 or any other potential drug candidates.

RPT193 and FLX475 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although RPT193 has shown activity in several preclinical models and in the placebo controlled Phase 1b portion of the Phase 1a/1b trial in a small number of patients with AD, there is no guarantee that this effect will be shown to benefit patients in the larger and longer Phase 2b trial. Additionally, while FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will ultimately prove to benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, drug responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received FLX475 and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by FLX475, or that the responses were spontaneous and unrelated to either FLX475 or pembrolizumab. We have discontinued, and may elect in the future to discontinue, development of FLX475 in certain indications if, among other reasons, data does not warrant moving forward. For example, in 2022, we made the decision not to move forward with development of FLX475 in nasopharyngeal cancer and checkpoint-naïve HNSCC. Additionally, we may be unable to enroll the trial or complete the dosing interval due to the COVID-19 pandemic or other unexpected world events. There can be no assurance that the intended effects of our drug candidates will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage biopharmaceutical companies such as ours.

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

We may not have the financial resources to continue development of, or to enter into new collaborations or partnerships for, RPT193, FLX475 or any potential future drug candidates. Our position may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a drug candidate, such as:

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

RPT193, FLX475 or other future drug candidates may not demonstrate the safety and efficacy necessary to support further clinical development or commercial viability. Further, success in research and preclinical studies or early clinical trial results may not be indicative of results obtained in later trials. Likewise, preliminary, initial or interim data from clinical trials may be materially different from final data.

We have completed a Phase 1a/1b trial of RPT193 in healthy volunteers and in patients with AD. We are conducting a Phase 2b trial of RPT193 in patients with AD. In addition, we have completed a Phase 1 clinical trial with healthy volunteers for FLX475. We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. We may ultimately discover that neither RPT193 nor FLX475 meet criteria to be determined to be therapeutically effective or safe. For example, although RPT193 has exhibited encouraging results in preclinical models of AD and allergic asthma and showed improvement compared to placebo in a common measure of disease severity in a small number of patients with AD, it may not demonstrate the same properties in larger numbers of humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on RPT193. If RPT193, FLX475 or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Additionally, results from research and preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results, and preliminary, initial and interim results of a clinical trial are not necessarily indicative of final results. From time to time, we have and may in the future publish or report preliminary, initial or interim data. Preliminary, initial or interim data from our clinical trials and those of our collaborators may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data becomes available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time, or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.

In addition, there is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Any such setbacks could adversely affect our business, financial condition, results of operations and prospects.

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

As of December 31, 2022, we had $249.1 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of each of the COVID-19 pandemic, the conflict between Russia and Ukraine and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities on anticipated timelines. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic. Additionally we have recently experienced, and may continue to experience, enrollment volumes that were lower than we had projected in our Phase 2B trial of RPT193 in AD. We cannot predict how difficult it will be to enroll patients for our clinical trials or whether we will be able to meet our anticipated timelines to provide initial data. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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
•
ramifications of the COVID-19 pandemic, including the reluctance of patients to participate in the trial or attend clinical sites due to concerns related to the pandemic; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

As of December 31, 2022 we had 97 full-time employees. Our focus on the development of RPT193, FLX475 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, including as a result of the conflict between Russia and Ukraine, outbreak of disease, boycotts, curtailment of trade and other business restrictions and implementation of tariffs;
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

Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including the COVID-19 pandemic.

Disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, in regions where we have concentrations of clinical trial sites and other business operations could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic, including vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.

General supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. For example, some of our suppliers of certain materials used in the production of our drug products are located in the Hanmi Territory, India and Germany. While many of these materials may be obtained by more than one supplier, including suppliers outside of the Hanmi Territory, India and Germany, port closures and other restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for manufacture of our drug candidates.

Moreover, the COVID-19 global pandemic continues to evolve and the extent to which the COVID-19 pandemic may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence, infectiousness and severity of new variants, travel restrictions and social distancing in the United States and other countries, business closures or disruptions, global supply challenges and effectiveness of actions taken in the United States and other countries to contain and treat the disease. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. To the extent the effects of the COVID-19 pandemic or any future disease outbreak, epidemic or pandemic, adversely affect our business, financial condition, results of operations and growth prospects, it could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

In Europe, a new unitary patent system takes effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Because the inflammation disease and immuno-oncology landscapes are still evolving, it is difficult to conclusively assess our freedom to operate. Thus, we may unknowingly pursue development of a product or technology that infringes, misappropriates or otherwise violates third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering immune-therapies generally or covering small molecules directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies, drug candidates or elements thereof or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies, drug candidates or elements thereof unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties, that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or drug candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or drug candidates. Should such an infringement claim be successfully brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or drug candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We own a U.S. registered trademark for RAPT and a U.S. registered trademark for a design used in our corporate logo. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we use for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be materially adversely affected.

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

We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors. We may experience delays in initiating or completing our clinical trials. For example, in March 2020, we paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the IRA into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented, but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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
•
HIPAA, as amended by the HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies and contractual and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government investigations or enforcement actions (which could include civil or criminal penalties), private litigation, fines or penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, adverse publicity and other adverse business consequences, which could negatively affect our operating results and business.

In the ordinary course of business, we process personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information and clinical trial and other health data (collectively, sensitive data).

We and our current and any of our future collaborators may be subject to numerous data privacy and security obligations, such as various federal, state, local and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. In the United States, numerous federal, state and local laws and regulations exist that may apply to our operations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws, e.g., Section 5 of the Federal Trade Commission Act, and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of protected health information. In addition, the CCPA applies to personal information of consumers, business representatives and employees who are California residents, and requires covered companies to provide specific disclosures to such individuals about the company’s data collection, use and sharing practices, and to honor requests of California residents to exercise certain privacy rights. The CCPA allows for administrative penalties for noncompliance, e.g., up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Colorado and Virginia, have also passed data privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these state laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate our compliance efforts and increase compliance costs for us and our future customers and strategic partners.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU GDPR, the UK GDPR and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to the greater of €20 million or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we conduct and may conduct in the future clinical trials in Asia and may therefore be subject to new and emerging data privacy regimes in Asia, including South Korea's PIPA, Taiwan's PDPA, Thailand's TPDPA, and Hong Kong's PDPO.

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the United Kingdom (UK) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to data privacy and security obligations and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security and our efforts to comply with such obligations may not be successful. For example, clinical trial subjects about whom we or any of our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

We publish privacy policies and other statements regarding data privacy and security. If these policies or statements are found to be deceptive, unfair, deficient, lacking in transparency or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal information on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Failure to comply with data privacy and security obligations could result in government enforcement actions, e.g., investigations, fines, civil or criminal penalties, audits, inspections, and private litigation (including class claims), additional reporting requirements and/or oversight, bans on processing personal information, orders to destroy or not use personal data or adverse publicity. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of business, we and the third parties upon whom we rely process sensitive data, and, as a result, we and the third parties upon whom we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive data and information technology systems, and those of the third parties upon whom we rely. Such threats are prevalent and continue to increase, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations and our supply chain.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods and other similar threats. For example, we have experienced attempted phishing attacks in the past.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers, such as our CROs or other vendors, contractors or consultants, could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, clinical trials, drug discovery and development, encryption and authentication technology, employee email and other functions. We also rely on third-party service providers to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to, our sensitive data or our information technology systems or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our systems and operations or those of the third parties upon whom we rely.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents (including measures designed to prevent the sharing and loss of patient data in our sample collection process associated with our drug discovery and development efforts), there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; disputes with physicians, patients and our partners ; monetary fund diversions; interruptions in our operations (including availability of data and interruptions and delays in our research and development work; financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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
•
changes in accounting principles;

•
terrorist acts, acts of war or periods of widespread civil unrest, including as a result of the conflict between Russia and Ukraine;
•
natural disasters, medical epidemics, pandemics and other calamities; and
•
general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer, including in connection with the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine, each of which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to the effects of the ongoing COVID-19 pandemic, macroeconomic factors including inflation and rising interest rates, and geopolitical instability, including instability resulting from the conflict between Russia and Ukraine and the related sanctions imposed against Russia, may negatively affect the market price of our common stock, regardless of our actual operating performance. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Substantial purchases of common stock by existing stockholders could reduce the liquidity of the trading market for our common stock and increase volatility.

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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

Our ability to use our net operating loss carryforwards, or NOLs, and certain other tax attributes is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Business,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs and certain other tax attributes. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOLs generated in tax years prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, federal NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and certain other pre-change tax attributes (such as research and development tax credits) to offset post-change taxable income. Our existing NOLs and certain other tax attributes may be subject to substantial limitations arising from previous ownership changes, if any, and if we undergo an ownership change, our ability to utilize NOLs and certain other tax attributes could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our NOLs and certain other tax attributes may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs and certain other tax attributes.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. For instance, the recently enacted IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, repealed or modified at any time. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future tax expenses.

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

In November 2022, we entered into an operating lease for an additional 13,232 square feet of office facilities in South San Francisco, California, which expires in July 2025. The lease agreement contains an option to extend the lease for an additional six-month term.

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

Holders of Record

As of the close of business on March 8, 2023, there were 35 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Price Performance Graph

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

In June 2021, we announced positive topline results from our randomized placebo-controlled Phase 1b clinical trial of RPT193 as monotherapy in 31 patients with moderate-to-severe atopic dermatitis (“AD”). After four weeks of treatment, patients who received RPT193 showed a 36.3% improvement from baseline in the Eczema Area and Severity Index (“EASI”) score, a standard measure of disease severity, compared to 17.0% in the placebo group. In the two-week period following the end of treatment, the RPT193 group showed continued improvement and further separation from placebo with a 53.2% improvement in the EASI score at the six-week time point compared to 9.6% in the placebo group. RPT193 was well tolerated in the Phase 1b study. No serious adverse events were reported, and all adverse events reported were mild or moderate in intensity.

In May 2022, we announced the initiation of our 16-week randomized, double-blind, placebo-controlled Phase 2b clinical trial to further evaluate the efficacy and safety of RPT193 as monotherapy in patients with moderate-to-severe AD.

In December 2022, we reported data from Stage 1 of a Phase 2 combination cohort in patients with checkpoint inhibitor-naïve non-small cell lung cancer (“NSCLC”). A total of 13 patients were enrolled and the data showed a confirmed overall response rate of 31% (4/13 patients), including two responses that were ongoing for over one year as of the time of disclosure. Of the 13 patients, eight patients had PD-L1 positive tumors (TPS ≥1%), including two with PD-L1 high tumors (TPS ≥50%), four patients had PD-L1 negative tumors (TPS <1%) and one patient’s PD-L1 status was unknown. The confirmed response rate in the PD-L1 positive tumors was 38% (3/8 patients) and in the PD-L1 negative tumors was 25% (1/4 patients). Based on these data, we have advanced this cohort to Stage 2 and are enrolling additional patients. We also reported data from a separate Stage 2 cohort consisting of six patients with EBV+ NK/T cell lymphoma treated with FLX475 monotherapy. Of these six patients, there were four responses, with two durable complete metabolic responses (“CMR”), one unconfirmed CMR and one unconfirmed partial metabolic response.

We also announced in late 2022 that we have decided not to move forward with development in nasopharyngeal cancer and checkpoint-naïve head and neck squamous cell carcinoma.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of December 31, 2022, we had an accumulated deficit of $367.9 million. We have incurred net losses of $83.8 million and $69.2 million for the years ended December 31, 2022 and 2021, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed an underwritten public offering (the “2022 Public Offering”) of 4,338,104 shares of common stock, at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed a sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999, and received approximately $49.8 million in net proceeds, after deducting offering expenses. In June 2021, we completed an underwritten public offering (the “2021 Public Offering”) of 4,356,060 shares of common stock at a public offering price of $33.00 per share and received approximately $134.8 million in net proceeds, after deducting underwriting discounts and other offering-related costs.

During the years ended December 31, 2022 and 2021, we sold 209,349 and 214,971 shares of common stock in “at the market” offerings pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”), for net proceeds of $5.0 million and $4.7 million, respectively, after deducting commissions and other offering related costs. As of December 31, 2022, there was up to $85.7 million of shares of common stock available for future issuance under the ATM Sales Agreement. As of December 31, 2022, we had cash and cash equivalents and marketable securities of $249.1 million and working capital of $238.5 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

Revenue

Our license and collaboration agreement revenue consists of license, milestone and royalty payments generated through agreements with strategic partners for the development and commercialization of certain product candidates. The terms of an agreement may include a non-refundable upfront fee, payments based upon achievement of milestones and royalties on net product sales. If a portion of the nonrefundable upfront fee or other payments received is allocated to continuing performance obligations under the terms of an agreement, such portion is recorded as deferred revenue and recognized as revenue when or as the underlying performance obligation is satisfied.

We recognize revenue when we transfer promised goods or services to customers or counterparties in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized, we perform the following steps: (i) identification of the promised goods or services in the agreement; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the agreement; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to performance obligations based on estimated selling prices; and (v) recognition of revenue when or as we satisfy each performance obligation.

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

As of December 31, 2022 there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligations were substantially complete as of June 30, 2022. As of December 31, 2021, deferred revenue was $1.5 million on the consolidated balance sheet related to our license and collaboration agreement with Hanmi. For the years ended December 31, 2022 and 2021, we recognized revenue of $1.5 million and $3.8 million, respectively.

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

Stock-Based Compensation Expense

We account for stock-based compensation arrangements with employees and non-employees in accordance with Accounting Standards Codification (“ASC”) 718, Stock Compensation. Stock-based awards issued by us have been primarily stock options with time-based vesting or performance-based vesting. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based awards. To determine the grant-date fair value of stock-based awards with time-based vesting, we utilize the Black-Scholes option pricing model, which is impacted by the fair value of our common stock as well as other variables including, but not limited to, expected term that stock-based awards will remain outstanding, expected common stock price volatility over the term of the stock-based awards, risk-free interest rates and expected dividends. The fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Market as reported on the date of grant.

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

The fair value of each purchase under our employee stock purchase plan (“ESPP”) is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

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

As of December 31, 2022, our total deferred tax assets were $80.4 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards (“NOLs”). Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change as a result of future changes in our stock ownership.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Revenue	$1,527	$3,813	$(2,286)	(60)%
Operating expenses:
Research and development	67,082	56,985	10,097	18%
General and administrative	20,240	16,037	4,203	26%
Total operating expenses	87,322	73,022	14,300	20%
Loss from operations	(85,795)	(69,209)	(16,586)	24%
Other income, net	1,957	5	1,952	*
Net loss	$(83,838)	$(69,204)	$(14,634)	21%

*: Percentage not meaningful

Revenue

Revenue for the year ended December 31, 2022 and 2021 was $1.5 million and $3.8 million, respectively, and was entirely related to revenue recognized pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement is recognized by amortizing the transaction price allocated to the performance obligation over the related period of performance. The portion of the transaction price recognized is determined by applying a cost-based input method that compares costs incurred to date to total expected costs for the performance obligation over the estimated service period, as this method reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory. As of December 31, 2022 there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligations were substantially completed during the second quarter of 2022.

Research and Development Expenses

Research and development expenses increased $10.1 million, or 18%, to $67.1 million for the year ended December 31, 2022 from $57.0 million for the year ended December 31, 2021. The increase in research and development expenses was primarily due to an increase of $6.4 million in development expenses relating to RPT193, an increase of $1.0 million in development expenses relating to other early stage programs, an increase of $3.8 million in personnel and other costs and an increase of $0.4 million in laboratory supplies and other expenses, partially offset by a decrease of $1.4 million in development expenses relating to FLX475, a decrease of $0.1 million in facilities costs and a decrease of $0.1 million in stock-based compensation expense. We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of RPT193 and FLX475 and advance other programs into the clinic.

The following is a comparison of research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021
External development expenses:
FLX475	$14,179	$15,520
RPT193	14,816	8,393
Other Programs	3,007	2,021
Internal research and development expenses	35,080	31,051
Total research and development expenses	$67,082	$56,985

As previously noted, we do not track our own internal research and development costs by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates and programs.

General and Administrative Expenses

General and administrative expenses increased $4.2 million, or 26%, to $20.2 million for the year ended December 31, 2022 from $16.0 million for the year ended December 31, 2021. The increase was primarily due to an increase of $1.5 million in higher personnel and other costs, an increase of $1.3 million in stock-based compensation expense, an increase of $0.9 million in facilities costs and an increase of $0.5 million in professional fees. We expect our general and administrative expenses to increase substantially during the next few years as a result of staff expansion, costs associated with being a public company, including higher insurance premiums, legal and accounting fees and other compliance costs associated with operating a public company.

Other Income, Net

Other income, net increased $2.0 million to $2.0 million for the year ended December 31, 2022 from $5,000 for the year ended December 31, 2021. The increase was driven primarily by higher interest income for the year ended December 31, 2022 partially offset by remeasurement losses related to foreign currency transactions for the year ended December 31, 2022.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed the 2022 Public Offering of 4,338,104 shares of common stock, at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed the sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999 and received approximately $49.8 million in net proceeds, after deducting offering expenses. In June 2021, we completed the 2021 Public Offering of 4,356,060 shares of our common stock and received approximately $134.8 million in net proceeds, after deducting underwriting discounts and other offering-related costs. During the years ended December 31, 2022 and 2021, we sold 209,349 and 214,971 shares of our common stock in “at the market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $5.0 million and $4.7 million, respectively, after deducting commissions and other offering related costs. As of December 31, 2022, there was up to $85.7 million of shares of common stock available for future issuance under the ATM Sales Agreement. We had cash and cash equivalents and marketable securities of $249.1 million and working capital of $238.5 million as of December 31, 2022. Our cash equivalents and marketable securities consist of commercial paper, corporate bonds and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

At December 31, 2022, we had an accumulated deficit of $367.9 million. In addition, we expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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
•
the costs associated with being a public company; and
•
the cost associated with commercializing our drug candidates if they receive marketing approval.

Additionally, while the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our substantial capital requirements.

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

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(70,771)	$(61,026)
Investing activities	(45,490)	(81,347)
Financing activities	131,180	141,482
Net increase (decrease) in cash and cash equivalents	$14,919	$(891)

Operating Activities

Net cash used in operating activities was $70.8 million for the year ended December 31, 2022, reflecting a net loss of $83.8 million and net cash used by changes in operating assets and liabilities of $1.4 million partially offset by non-cash charges for primarily depreciation, amortization, stock-based compensation expense and non-cash lease expense totaling $14.4 million.

Net cash used in operating activities was $61.0 million for the year ended December 31, 2021, reflecting a net loss of $69.2 million, net cash used by changes in operating assets and liabilities of $4.3 million partially offset by non-cash charges for primarily depreciation, amortization and stock-based compensation expense totaling $12.5 million.

Investing Activities

Cash used in investing activities was $45.5 million for the year ended December 31, 2022, primarily for the purchase of marketable securities for $190.9 million and purchase of property and equipment of $0.8 million, offset by the proceeds from maturities of marketable securities of $146.2 million.

Cash used in investing activities was $81.3 million for the year ended December 31, 2021, primarily for the purchase of marketable securities for $164.9 million and purchase of property and equipment of $0.8 million, offset by the proceeds from maturities of marketable securities of $84.4 million.

Financing Activities

Net cash provided by financing activities was $131.2 million for the year ended December 31, 2022, primarily from the $75.0 million in net proceeds from our 2022 Public Offering, $49.8 million from our sale of pre-funded warrants, $5.0 million in net proceeds from the sale of shares under the ATM Sales Agreement and $1.4 million in net proceeds from our employee stock plans.

Net cash provided by financing activities was $141.5 million for the year ended December 31, 2021, primarily from the $134.8 million in net proceeds from our 2021 Public Offering, $4.7 million in net proceeds from the sale of shares under the ATM Sales Agreement and $2.0 million in net proceeds from our employee stock plans.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist of the following operational expenditures, a portion of which contain contractual or other obligations.

Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials and providing technology and facility infrastructure to support our operations. Our research and development expenses in 2022 were $67.1 million and we expect to increase our investment in research and development expenses in 2023. Our general and administrative expenses were $20.2 million in 2022 and we expect to increase our general and administrative expenses to support our business growth in 2023. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2025 through 2026 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of December 31, 2022 were $10.4 million. Refer to Note 6 in the Notes to Financial Statements in Item 8 for further detail of our lease obligations.

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

Item 8. Financial Statements and Supplementary Data.

RAPT THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RAPT Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RAPT Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of FASB Accounting Standard Update Leases (Topic 842)

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the modified retrospective transition method effective January 1, 2022.

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

San Mateo, California

March 14, 2023

RAPT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$38,946	$24,027
Marketable securities	210,122	165,627
Prepaid expenses and other current assets	3,626	3,319
Total current assets	252,694	192,973
Property and equipment, net	2,539	2,741
Operating lease right-of-use assets	6,940	—
Other assets	4,036	2,922
Total assets	$266,209	$198,636
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,365	$1,999
Accrued expenses	8,656	6,326
Deferred revenue, current	—	1,016
Operating lease liabilities, current	2,171	—
Other current liabilities	32	254
Total current liabilities	14,224	9,595
Deferred revenue, non-current	—	511
Deferred rent, net of current portion	—	2,150
Operating lease liabilities, non-current	6,819	—
Total liabilities	21,043	12,256
Commitments (see note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 34,254,314 and 29,555,119 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	613,073	470,629
Accumulated other comprehensive loss	(26)	(206)
Accumulated deficit	(367,884)	(284,046)
Total stockholders' equity	245,166	186,380
Total liabilities and stockholders' equity	$266,209	$198,636

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$1,527	$3,813
Operating expenses:
Research and development	67,082	56,985
General and administrative	20,240	16,037
Total operating expenses	87,322	73,022
Loss from operations	(85,795)	(69,209)
Other income, net	1,957	5
Net loss	$(83,838)	$(69,204)
Other comprehensive income (loss):
Foreign currency translation gain	627	258
Unrealized loss on marketable securities	(447)	(287)
Total comprehensive loss	$(83,658)	$(69,233)
Net loss per share, basic and diluted	$(2.58)	$(2.53)
Weighted average number of shares used in computing net loss per share, basic and diluted	32,540,406	27,390,326

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	24,773,361	$2	$319,196	$(214,842)	$(177)	$104,179
Issuance of common stock from public offering, net of issuance costs	4,356,060	1	134,769	—	—	134,770
Issuances of common stock in “at the market” offerings, net of issuance costs	214,971	—	4,690	—	—	4,690
Issuances of common stock from employee stock plans	210,727	—	2,022	—	—	2,022
Stock-based compensation	—	—	9,952	—	—	9,952
Foreign currency translation gain	—	—	—	—	258	258
Unrealized loss on marketable securities	—	—	—	—	(287)	(287)
Net loss	—	—	—	(69,204)	—	(69,204)
Balance at December 31, 2021	29,555,119	3	470,629	(284,046)	(206)	186,380
Proceeds from sale of pre-funded warrants in private placement, net of issuance costs	—	—	49,785	—	—	49,785
Issuance of common stock from public offering, net of issuance costs	4,338,104		75,025			75,025
Issuances of common stock in “at the market” offerings, net of issuance costs	209,349	—	4,978	—	—	4,978
Issuances of common stock from employee stock plans	151,742	—	1,392	—	—	1,392
Stock-based compensation	—	—	11,264	—	—	11,264
Foreign currency translation gain	—	—	—	—	627	627
Unrealized loss on marketable securities	—	—	—	—	(447)	(447)
Net loss	—	—	—	(83,838)	—	(83,838)
Balance at December 31, 2022	34,254,314	$3	$613,073	$(367,884)	$(26)	$245,166

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(83,838)	$(69,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium (accretion of discounts) on marketable securities	(296)	1,270
Depreciation and amortization	1,047	996
Stock-based compensation expense	11,264	9,952
Gain on foreign currency translation	627	258
Non-cash operating lease expense	1,760	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,421)	(1,764)
Accounts payable, accrued expenses, and other current liabilities	3,710	933
Deferred revenue	(1,527)	(3,432)
Deferred rent, net of current portion	—	(35)
Operating lease liabilities	(2,097)	—
Net cash used in operating activities	(70,771)	(61,026)
Investing activities
Purchase of marketable securities	(190,856)	(164,977)
Proceeds from maturities of marketable securities	146,211	84,385
Proceeds from sale of equipment	—	—
Purchase of property and equipment	(845)	(755)
Net cash used in investing activities	(45,490)	(81,347)
Financing activities
Proceeds from equity offerings, net of issuance costs	124,810	134,770
Proceeds from issuances of common stock in "at the market" offerings, net of issuance costs	4,978	4,690
Proceeds from issuances of common stock under employee stock plans	1,392	2,022
Net cash provided by financing activities	131,180	141,482
Net increase (decrease) in cash and cash equivalents	14,919	(891)
Cash and cash equivalents at beginning of year	24,027	24,918
Cash and cash equivalents at end of year	$38,946	$24,027
Supplemental disclosures of non-cash investing and financing information
Right-of-use asset obtained in exchange for lease obligation	$8,063	$—

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

Liquidity and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2022, the Company incurred a net loss of $83.8 million and used $70.8 million of cash in operations. At December 31, 2022, the Company had cash and cash equivalents and marketable securities of $249.1 million and working capital of $238.5 million.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketable Securities

Marketable securities primarily consist of commercial paper, corporate bonds and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are stated at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income, net, on the consolidated statements of operations.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For the years ended December 31, 2022 and 2021, the Company did not record any impairment losses on long-lived assets.

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2022 using the modified retrospective approach. The Company elected to apply the modified retrospective approach that allowed it to continue applying the guidance in effect, at the time of adoption, in the comparative periods presented in the Consolidated Balance Sheets and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company elected the package of practical expedients, which permits it not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to combine lease components (for example, fixed rent payments) with non-lease components (for example, common-area maintenance costs) on the facilities asset class. Lastly, the Company elected the short-term lease practical expedients allowed under the standard and the practical expedient to use hindsight in determining the lease term for all its operating leases.

At inception of a contract, the Company determines whether an arrangement is or contains a lease. For all leases, the Company determines the classification as either operating leases or financing leases. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheets.

Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an implicit rate when readily available, or its incremental borrowing rate based on the information available at lease commencement date, in determining the present value of lease payments. ROU assets represent the Company's right to use underlying assets for the lease term and operating lease liabilities represent the Company's obligation to make lease payments under the lease. ROU assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. Lease agreements with both lease and nonlease components are generally accounted for together as a single lease component.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue

License and collaborative agreements revenue consists of license, milestone and royalty payments generated through agreements with strategic partners for the development and commercialization of certain product candidates. The terms of an agreement may include a non-refundable upfront fee, payments based upon achievement of milestones and royalties on net product sales. If a portion of the nonrefundable upfront fee or other payments received is allocated to continuing performance obligations under the terms of an agreement, such portion is recorded as deferred revenue and recognized as revenue when or as the underlying performance obligation is satisfied.

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

The fair value of restricted stock awards granted is determined based on the stock price on the date of grant. The estimated fair value is amortized as compensation expense over the service period of the award.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses, Topic 326, which provided companies an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13; instead, these amendments are intended to clarify and improve operability of certain topics. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defer the effective date of the new credit loss standard. ASU 2016-13 and its related amendments are effective for the Company’s fiscal year beginning after December 15, 2022 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements and related disclosures.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$38,658	$—	$—	$38,658
Corporate debt	Level 2	71,149	30	(284)	70,895
Asset-backed securities	Level 2	105	—	(1)	104
Commercial paper	Level 2	71,328	—	—	71,328
U.S. government agency securities	Level 2	68,221	15	(441)	67,795
Subtotal		249,461	45	(726)	248,780
Less: Cash equivalents		(38,658)	—	—	(38,658)
Marketable securities		$210,803	$45	$(726)	$210,122

		As of December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$22,658	$—	$—	$22,658
Corporate debt	Level 2	52,704	—	(139)	52,565
Asset-backed securities	Level 2	23,882	—	(21)	23,861
Commercial paper	Level 2	59,532	—	—	59,532
U.S. government agency securities	Level 2	29,744	—	(75)	29,669
Subtotal		188,520	—	(235)	188,285
Less: Cash equivalents		(22,658)	—	—	(22,658)
Marketable securities		$165,862	$—	$(235)	$165,627

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on marketable securities as of December 31, 2022 were temporary in nature.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of December 31, 2022 (in thousands):

December 31, 2022

Due in less than one year	$207,627
Due in more than one year	2,495
Total	$210,122

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$6,558	$6,291
Leasehold improvements	3,295	3,295
Computer equipment	578	482
Furniture and fixtures	357	357
Total property and equipment	10,788	10,425
Less accumulated depreciation and amortization	(8,249)	(7,684)
Property and equipment, net	$2,539	$2,741

Depreciation and amortization expenses were $1.0 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development expenses	$3,473	$2,205
Accrued compensation	4,618	3,652
Accrued professional and consulting services	327	415
Other	238	54
Total accrued expenses	$8,656	$6,326

6. Commitments

The Company enters into contracts in the normal course of business with CROs for preclinical studies and clinical trials. These agreements provide for notice of termination by either party and are, therefore, cancelable contracts.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not subject to any current pending legal matters or claims and no contingency losses were accrued at either December 31, 2022 and 2021.

Leases

In May 2015, the Company entered into an operating lease for 30,376 square feet of laboratory and office facilities in South San Francisco, California, which was scheduled to expire in May 2022. In April 2018, the Company amended the lease agreement to include an additional 6,378 square feet of laboratory and office space increasing the total leased premises to 36,754 square feet. The lease amendment extended the lease term to November 2026 and contained scheduled rent increases over the lease term and an option for the Company to extend the lease for an additional five-year term.

In November 2022, the Company entered into an operating lease for 13,232 square feet of office facilities in South San Francisco, California, which expires in July 2025. The lease agreement contained an option to extend the lease for an additional six-month term.

The Company accounts for leases in accordance with ASU No. 2016-02, Leases (Topic 842) as of January 1, 2022 using the modified retrospective approach. The modified retrospective approach allows the Company to continue applying the guidance in effect, at the time of adoption, in the comparative periods presented in the consolidated balance sheets and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. As a result of applying the modified retrospective approach to adopt the lease guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2022 (in thousands):

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

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2022 was $2.1 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

As of December 31, 2022, the weighted-average remaining lease term and discount rate for the Company’s operating leases was 3.62 years and 8.24%, respectively.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes maturities of operating lease liabilities as of December 31, 2022 (in thousands):

2023	2,707
2024	2,855
2025	2,662
2026	2,137
Thereafter	—
Total future undiscounted lease payments	10,361
Less: Imputed interest	(1,371)
Total lease liabilities	$8,990

The following table summarizes the supplemental balance sheet information related to operating leases at December 31, 2022 (in thousands):

Operating leases
Operating lease right-of-use assets	$6,940

Operating lease liabilities, current	2,171
Operating lease liabilities, non-current	6,819
Total operating lease liabilities	$8,990

For the year ended December 31, 2022, the Company incurred $1.7 million of lease expense included in operating expenses in the consolidated statement of operations in relation to the operating lease. Variable lease expense was insignificant for the year ended December 31, 2022. Rent expense was $2.2 million and $2.3 million in the years ended December 31, 2022 and 2021, respectively. The Company does not have any financing lease agreements as of December 31, 2022.

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

The Company determined that the transaction price as of December 31, 2022 was $10.4 million, which consisted of the upfront fee of $4.0 million and an unconstrained development milestone payment of $6.0 million. In addition, Hanmi requested the Company to supply FLX475, and as a result, the Company increased the transaction price by $0.4 million. Other future development milestones were constrained as their achievement was highly dependent on factors outside the Company’s control. The Company expects that the revenue from sales milestone and royalty payments will be recognized when the sales occur or the milestone is achieved. The Company will re-evaluate the transaction price at each reporting period.

The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing FLX475 in the Hanmi Territory.

For the years ended December 31, 2022 and 2021, $1.5 million and $3.8 million of revenue was recognized pursuant to the Hanmi Agreement, respectively. As of December 31, 2022, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligation of providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory was substantially complete as of that date.

Clinical Trial Collaboration and Supply Agreement with Merck

In November 2018, the Company entered into a clinical trial collaboration and supply agreement with an affiliate of Merck (known as MSD outside the United States and Canada) under which the Company will conduct a clinical trial evaluating FLX475 in combination with pembrolizumab (KEYTRUDA®), Merck’s anti-PD-1 therapy, in patients with advanced cancers. The Company is the sponsor of the clinical trial, and Merck will supply pembrolizumab for use in the clinical trial. In March 2022, the Company and Merck amended the agreement to provide for additional supply of pembrolizumab.

8. Common Stock

The holders of the Company’s common stock have one vote for each share of common stock held by them. Holders of shares of the Company’s common stock are entitled to dividends when, as and if declared by the board of directors. No dividends had been declared as of December 31, 2022 or December 31, 2021.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had reserved the following shares of common stock, on an as-converted basis, for future issuance as follows:

	Year Ended December 31,
	2022	2021
Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,993,280	2,024,681
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	27,000	40,500
Options available for future grants	2,820,341	2,688,372
Pre-funded warrants issued and outstanding	4,000,000	—
Shares reserved under the 2019 Employee Stock Purchase Plan	498,193	316,923
Total	10,338,814	5,070,476

During the years ended December 31, 2022 and 2021, we sold 209,349 and 214,971 shares of our common stock in “at the market” offerings pursuant to an ATM Sales Agreement, for net proceeds of $5.0 million and $4.7 million, respectively, after deducting commissions and other offering related costs. As of December 31, 2022, there was up to $85.7 million available for future issuance of shares of common stock under the ATM Sales Agreement.

In December 2022, pursuant to the shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (“SEC”) on November 16, 2020 (the “Shelf”), the Company completed an underwritten public offering (“2022 Public Offering”) of 4,338,104 shares of common stock, including 284,049 shares of common stock issued in connection with the exercise of the over-allotment option by the underwriters, at a public offering price of $18.50 per share. The Company received approximately $75.0 million in net proceeds from the 2022 Public Offering, after deducting underwriting discounts and other offering-related costs.

In May 2022, through a private placement financing, the Company issued pre-funded warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock. Each pre-funded warrant has an exercise price of $0.0001 per share. The purchase price per pre-funded warrant was $12.4999 (representing the $12.50 per share closing price of the common stock on May 24, 2022, less the exercise price of $0.0001 per pre-funded warrant). The private placement financing of the pre-funded warrants resulted in net proceeds of $49.8 million, after deducting $0.2 million of offering expenses. As of December 31, 2022, all the pre-funded warrants issued in the PIPE financing were outstanding.

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

The pre-funded warrants were classified as a component of permanent equity in the Company’s consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise.

In June 2021, pursuant to the Shelf, the Company completed an underwritten public offering (“2021 Public Offering”) of 4,356,060 shares of common stock, including 568,181 shares of common stock issued in connection with the exercise of the over-allotment option by the underwriters, at a public offering price of $33.00 per share. The Company received approximately $134.8 million in net proceeds from the 2021 Public Offering, after deducting underwriting discounts and other offering-related costs.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation

Stock Option Plan

In 2015, the Company adopted the FLX Bio, Inc. 2015 Stock Plan (the “2015 Plan”).

In November 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (the “2019 Plan” and collectively with the 2015 Plan, the “Option Plans”). Upon the effectiveness of the 2019 Plan, the 2015 Plan terminated and no further grants may be made thereunder. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2022, the Company had 2,820,341 shares of common stock available for grant under the Option Plans. In addition, the number of shares reserved for issuance under the 2019 Plan automatically increases on January 1 of each year beginning January 1, 2020 by a number equal to (i) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year or (ii) the number of shares determined by the Company’s board of directors.

The Option Plans provide for the granting of incentive and non-statutory stock options and restricted shares of common stock options to eligible employees, officers, directors, advisors and consultants. Terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the Options Plans. Options granted generally vest over four years and expire no later than ten years from the date of grant. As a private company, the estimated fair value of the Company’s underlying common stock was determined by the board of directors. The fair value of the Company’s common stock is based on the closing price of its common stock on the date of grant. As of January 1, 2022, an additional 1,134,482 shares of common stock were reserved for issuance pursuant to the automatic increase to the authorized shares under the 2019 Plan.

Employee Stock Purchase Plan

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The Company reserved 240,336 shares of common stock pursuant to purchase rights to be granted to the Company’s employees. The 2019 ESPP provides that the number of shares reserved and available for issuance automatically increases on January 1 of each calendar year, beginning January 1, 2020, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 240,336 shares or (3) a number determined by the board of directors that is less than (1) and (2). As of January 1, 2022, an additional 240,336 shares of common stock were authorized for issuance pursuant to the annual automatic increase to the authorized shares under the 2019 ESPP.

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. During the years ended December 31, 2022 and 2021, employees purchased 59,066 shares at weighted average price of $12.86 and 76,424 shares at a weighted average exercise price of $10.80, respectively. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $0.9 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Stock option activity under the 2019 Plan is set forth below for the year ended December 31, 2022:

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	2,024,681	$18.33	8.04	$38,417
Stock options granted	1,134,482	19.78
Stock options exercised	(81,637)	8.67
Stock options forfeited	(84,246)	25.15
Balances at December 31, 2022	2,993,280	$18.95	7.87	$9,425
Vested and expected to vest at December 31, 2022	2,993,280	$18.95	7.87	$9,425
Exercisable at December 31, 2022	1,583,528	$17.08	7.10	$8,428

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money as of December 31, 2022.

The options granted in the years ended December 31, 2022 and 2021 had a weighted average per share grant-date fair value of $14.82 and $15.04, respectively, and a total grant date fair value of $16.8 million and $11.9 million, respectively.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2022 and 2021 was $1.3 million and $2.4 million, respectively. Cash received from stock option exercises were $0.7 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

The aggregate fair value of options that vested in the years ended December 31, 2022 and 2021 was $9.7 million and $6.8 million, respectively.

Restricted Stock Units

Restricted Stock Units (“RSU”) activity under the 2019 Plan is set forth below for the year ended December 31, 2022:

	Number of Shares Outstanding	Weighted Average Grant Price Fair Value Per Share
RSUs outstanding at December 31, 2021	40,500	44.66
RSUs awarded	—	—
RSUs released	(13,500)	44.66
RSUs forfeited	—	—
RSUs outstanding at December 31, 2022	27,000	44.66

Employee stock option valuation

In determining the fair value of the options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assumptions used to value employee and non-employee stock option awards granted under the Option Plans during the years ended December 31, 2022 and 2021, using the Black-Scholes option pricing model, were as follows:

Year Ended December 31,
	2022	2021
Fair value	$10.35 - $28.63	$13.20 - $26.88
Expected term (in years)	5.79 - 6.08	3.93 - 6.05
Volatility	89.8% - 94.3%	81.0% - 86.9%
Risk-free interest rate	1.42% - 4.09%	0.55% - 1.26%
Dividend yield	—	—

Employee stock purchase plan

The fair value of the rights granted to employees under the 2019 ESPP was estimated using a Black-Scholes option-pricing model with the following valuation assumptions:

Year Ended December 31,
	2022	2021
Fair value	$6.53 - $14.89	$7.88 - $21.60
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Volatility	91.0% - 101.5%	71.3% - 92.9%
Risk-free interest rate	1.49% - 4.75%	0.05% - 1.55%
Dividend yield	—	—

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense

Total stock-based compensation expense recognized for stock options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$5,206	$5,310
General and administrative	6,058	4,642
Total stock-based compensation expense	$11,264	$9,952

As of December 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $21.1 million. This unrecognized stock-based compensation cost is expected to be recognized over 2.6 years.

10. Income Taxes

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	December 31,
	2022	2021
United States	$(89,223)	$(66,464)
Foreign	5,385	(2,740)
	$(83,838)	$(69,204)

A reconciliation of the statutory U.S. federal rate and effective rate is as follows:

	December 31,
	2022	2021
Federal tax	21.0%	21.0%
Stock-based compensation	(0.7)	(0.8)
Research and development tax credit	2.5	2.4
Foreign losses not benefited	1.8	(2.1)
Global Intangible Low-taxed Income (GILTI)	(1.4)	—
Change in valuation allowance	(24.5)	(20.9)
Other	1.3	0.4
Income tax expense	—%	—%

The Company has incurred net operating losses for all periods since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$52,818	$49,791
Federal and state research and development tax credits	9,834	7,756
Accrued liabilities and reserves	983	1,644
Stock-based compensation	3,871	2,331
Depreciation and amortization	672	—
Lease liability	1,888	—
Research and development capitalized expenditures	11,834
Gross deferred tax assets	81,900	61,522
Valuation allowance	(80,443)	(61,488)
Deferred tax liabilities:
Right of use asset	(1,457)
Depreciation and amortization	—	(34)
Gross deferred tax liabilities	(1,457)	(34)
Net deferred taxes	$—	$—

In accordance with the 2017 Tax Act, research and experimentation (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses. As a result of this provision of the 2017 Tax Act, deferred tax assets related to capitalized research expenses increased by $11.8 million.

Realization of deferred tax assets is dependent upon future taxable income, if any. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2022 and 2021, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $19.0 million and $14.4 million during the years ended December 31, 2022 and 2021, respectively. The increase in the valuation allowance is mainly related to the capitalization of research and development expenses under Internal Revenue Code Section 174 and an increase in net operating loss carryforwards incurred during the respective taxable years.

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $247.5 million and $233.1 million, respectively. The federal net operating loss carryforwards generated during and after fiscal 2018 are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2035. As of December 31, 2022 and 2021, the Company had state net operating loss carryforwards of approximately $12.1 million, which begin to expire in 2035 and are available to offset future taxable income. As of December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of approximately $7.8 million and $6.1 million, respectively. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of approximately $6.7 million and $5.5 million, respectively. Moreover, as of December 31, 2022, the Company recorded federal and state reserves of approximately $2.0 million and $1.7 million, respectively, as uncertain tax positions. If not utilized, the federal credit carryforwards will begin expiring in 2035. The state credits carry forward indefinitely.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any. The annual limitation may result in the expiration of net operating losses and credits before utilization. Under the new enacted law, the carryforward period of net operating losses generated from 2018 forward is indefinite; however, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may still result in the expiration of certain net operating losses and tax credit carryforwards before their utilization. On February 9, 2022, California Senate Bill 113 “SB 113” was signed into law. SB 113 lifted the limitation for California NOL and Credit utilization disallowed by California Assembly Bill 85. Given the Company’s loss position, the new legislations did not impact the Company's tax provision. The Company will continue to monitor possible California net operating loss and credit limitation in future periods.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2022 and 2021 resulting primarily from research and development tax credits claimed for both U.S. and foreign operations on the Company’s annual tax returns were as follows (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$4,434	$2,291
Additions on tax positions related to prior years	(1,530)	807
Additions on tax positions related to current year	759	1,336
Balance at end of year	$3,663	$4,434

The Company does not expect that its uncertain tax positions will materially change in the next 12 months. The reversal of uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets. In accordance with ASC 740, the Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits through December 31, 2022.

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

The Inflation Reduction Act of 2022 was signed into law on August 16, 2022, and contained several tax provisions to curb inflation by reducing the deficit, lowering prescription drug prices, investing into domestic energy production while promoting clean energy, and introduced the topic of corporate alternative minimum tax on applicable corporations. There is no impact to the Company’s current tax provision from this new legislation.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share of the years ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended December 31
	2022	2021
Numerator:
Net loss	$(83,838)	$(69,204)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	32,540,406	27,390,326
Net loss per share, basic and diluted	$(2.58)	$(2.53)

For the year ended December 31, 2022, 4,000,000 pre-funded warrants to purchase the Company's shares of common stock, issued in the May 2022 private placement financing (see Note 8), were included in the basic and diluted net loss per share calculation.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Outstanding as of
	December 31,
	2022	2021

Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	2,993,280	2,024,681
Estimated shares issuable under the 2019 ESPP	14,276	6,592
RSUs subject to future vesting	27,000	40,500
Total	3,034,556	2,071,773

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the section entitled “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics (the “Code of Conduct”) that applies to all directors, officers and employees of the Company, is available on our website at www.rapt.com. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation.

The information required by this Item will be included in the sections entitled “Executive Officers,” “Executive Compensation” and “Director Compensation” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the section entitled Proposal 2—Ratification of Selection of Independent Registered Public Account Firm” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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
3.
Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

4.1	Form of Common Stock Certificate	S-1	333-232572	4.1	07/22/19

4.2	Description of Registrant’s Securities	10-K	001-38997	4.2	03/30/20

4.3	Form of Pre-Funded Warrant	8-K	001-38997	4.1	5/31/2022

10.1	Amended and Restated Investors’ Rights Agreement by and among RAPT Therapeutics, Inc. and certain of its stockholders, dated December 18, 2018	S-1	333-232572	10.1	07/05/19

10.2+	2015 Stock Plan	S-1	333-232572	10.2	07/05/19

10.3+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2015 Stock Plan	S-1	333-232572	10.3	07/05/19

10.4+	2019 Equity Incentive Plan	S-1	333-232572	10.4	07/22/19

10.5+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2019 Equity Incentive Plan	S-1	333-232572	10.5	07/22/19

10.6+	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the Amended and Restated 2019 Equity Incentive Plan	S-1	333-232572	10.6	07/22/19

10.7+	2019 Employee Stock Purchase Plan	S-1	333-232572	10.7	07/22/19

10.8+	Form of Indemnification Agreement, by and between RAPT Therapeutics, Inc. and each of its directors and executive officers	S-1	333-232572	10.8	07/22/19

10.9+	Amended and Restated Employee Offer Letter, by and between Brian Wong and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.9	07/22/19

10.10+	Amended and Restated Employee Offer Letter, by and between William Ho and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.10	07/22/19

10.11+	Amended and Restated Employee Offer Letter, by and between Dirk Brockstedt	S-1	333-232572	10.11	07/22/19

	and RAPT Therapeutics, Inc., dated July 20, 2019

10.12+	Offer Letter, by and between Rodney Young and RAPT Therapeutics, Inc., dated November 11, 2019	8-K	001-38997	10.1	12/04/19

10.13+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38997	10.1	09/30/22

10.14	Lease, by and between HCP, Inc. and Flexus Biosciences, Inc., dated October 10, 2014	S-1	333-232572	10.21	07/05/19

10.15	First Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 29, 2015	S-1	333-232572	10.22	07/05/19

10.16	Second Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 16, 2018	S-1	333-232572	10.23	07/05/19

10.17	Third Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated December 13, 2018	S-1	333-232572	10.24	07/05/19

10.18#	Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.	S-1	333-232572	10.25	07/05/19

10.19^	Amendment No. 1, dated April 20, 2022, to the Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.					X

10.20#	Collaboration and License Agreement, dated as of December 1, 2019, by and between Hanmi Pharmaceutical Co., Ltd and RAPT Therapeutics, Inc.	S-1	333-236256	10.19	02/04/20

10.21#*	Securities Purchase Agreement, dated May 24, 2022, by and between RAPT Therapeutics, Inc. and the investor party thereto	8-K	001-38997	10.1	5/31/2022

10.22	Registration Rights Agreement, dated May 27, 2022, by and between RAPT Therapeutics, Inc. and the investor party thereto	8-K	001-38997	10.2	5/31/2022

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+ Indicates management contract or compensatory plan or arrangement.

# Portions of this exhibit (indicated by asterisks) have been omitted as we have determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to us if publicly disclosed.

#*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

^ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPT Therapeutics, Inc.

Date: March 14, 2023	By:	/s/ Brian Wong, M.D. Ph.D.
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

Signature	Title	Date
/s/ Brian Wong, M.D., Ph.D.	President, Chief Executive Officer and Director	March 14, 2023
Brian Wong, M.D., Ph.D.	(principal executive officer)

/s/ Rodney Young	Chief Financial Officer and Secretary	March 14, 2023
Rodney Young	(principal financial officer and principal accounting officer)

/s/ William Rieflin	Chair of the Board of Directors	March 14, 2023
William Rieflin

/s/ Michael F. Giordano, M.D.	Director	March 14, 2023
Michael F. Giordano, M.D.

/s/ Mary Ann Gray, Ph.D.	Director	March 14, 2023
Mary Ann Gray, Ph.D.

/s/ Linda Kozick	Director	March 14, 2023
Linda Kozick

/s/ Lori Lyons-Williams	Director	March 14, 2023
Lori Lyons-Williams

/s/ Wendye Robbins, M.D.	Director	March 14, 2023
Wendye Robbins, M.D.