Form 10-Q
period 2023-03-31
RAPT Therapeutics, Inc.
filed 2023-05-11
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, there were 34,345,034 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$45,768	$38,946
Marketable securities	185,861	210,122
Prepaid expenses and other current assets	2,958	3,626
Total current assets	234,587	252,694
Property and equipment, net	2,999	2,539
Operating lease right-of-use assets	6,526	6,940
Other assets	4,214	4,036
Total assets	$248,326	$266,209
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,941	$3,365
Accrued expenses	10,348	8,656
Operating lease liabilities, current	2,278	2,171
Other current liabilities	41	32
Total current liabilities	21,608	14,224
Operating lease liabilities, non-current	6,248	6,819
Total liabilities	27,856	21,043
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	617,283	613,073
Accumulated other comprehensive income (loss)	339	(26)
Accumulated deficit	(397,155)	(367,884)
Total stockholders' equity	220,470	245,166
Total liabilities and stockholders' equity	$248,326	$266,209

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$—	$641
Operating expenses:
Research and development	25,574	16,670
General and administrative	5,988	4,748
Total operating expenses	31,562	21,418
Loss from operations	(31,562)	(20,777)
Other income, net	2,291	309
Net loss	$(29,271)	$(20,468)
Other comprehensive income (loss):
Foreign currency translation loss	—	(201)
Unrealized gain (loss) on marketable securities	365	(710)
Total comprehensive loss	$(28,906)	$(21,379)
Net loss per share, basic and diluted	$(0.76)	$(0.69)
Weighted average number of shares used in computing net loss per share, basic and diluted	38,280,539	29,572,467

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	34,254,314	$3	$613,073	$(26)	$(367,884)	$245,166
Issuances of common stock under employee stock plans	35,417	—	116	—	—	116
Stock-based compensation	—	—	4,094	—	—	4,094
Unrealized gain on marketable securities	—	—	—	365	—	365
Net loss	—	—	—	—	(29,271)	(29,271)
Balance at March 31, 2023	34,289,731	$3	$617,283	$339	$(397,155)	$220,470

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	29,555,119	$3	$470,629	$(206)	$(284,046)	$186,380
Issuances of common stock under employee stock plans	37,640	—	132	—	—	132
Stock-based compensation	—	—	2,702	—	—	2,702
Foreign currency translation loss	—	—	—	(201)	—	(201)
Unrealized loss on marketable securities	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	(20,468)	(20,468)
Balance at March 31, 2022	29,592,759	$3	$473,463	$(1,117)	$(304,514)	$167,835

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net loss	$(29,271)	$(20,468)
Adjustments to reconcile net loss to net cash used in operating activities:
(Accretion of discounts) amortization of premium on marketable securities	(1,441)	341
Depreciation and amortization	299	261
Stock-based compensation expense	4,094	2,702
Loss on foreign currency translation	—	(201)
Non-cash operating lease expense	584	428
Changes in operating assets and liabilities:
Prepaid expenses and other assets	490	652
Accounts payable, accrued expenses and other current liabilities	7,277	1,891
Deferred revenue	—	(641)
Operating lease liabilities	(634)	(543)
Net cash used in operating activities	(18,602)	(15,578)
Investing activities
Purchase of marketable securities	(37,878)	(6,055)
Proceeds from maturities of marketable securities	63,945	30,041
Purchase of property and equipment	(759)	(149)
Net cash provided by investing activities	25,308	23,837
Financing activities
Proceeds from issuance of common stock under employee stock plans	116	132
Net cash provided by financing activities	116	132
Net increase in cash and cash equivalents	6,822	8,391
Cash and cash equivalents at beginning of period	38,946	24,027
Cash and cash equivalents at end of period	$45,768	$32,418
Supplemental disclosures of non-cash information
Right-of-use asset obtained in exchange for lease obligation	$—	$(6,585)

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Description of the Business

RAPT Therapeutics, Inc. (“RAPT” or the “Company”) is a clinical-stage, immunology-based therapeutics company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing its proprietary drug discovery and development engine, the Company develops highly selective small molecules that are designed to modulate the critical immune responses underlying these diseases. The Company is located in South San Francisco, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S‑X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 14, 2023 with the SEC.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its wholly-owned subsidiary, RAPT Therapeutics Australia Pty Ltd., which was established in 2018. All intercompany balances and transactions have been eliminated in consolidation.

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

Milestone payments: If an agreement includes event-based or milestone payments, the Company evaluates whether the events or milestones are considered likely to be achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is unlikely that a significant revenue reversal of cumulative revenue recognized would occur, the value of the associated event-based or milestone payments is included in the transaction price. Event-based or milestone payments that are not within the control of the Company are not included in the transaction price until they are likely to be achieved.

Royalties: If an agreement includes sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.

Stock-Based Compensation

The Company determines employee, nonemployee and director stock-based compensation expense for all stock-based awards based on their grant date fair value using the Black-Scholes option-pricing model. For stock-based awards with service conditions only, stock-based compensation expense is recognized over the requisite service period using the straight-line method. Forfeitures are recognized as they occur.

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

Marketable Securities

Marketable securities primarily consist of commercial paper, corporate debt securities and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income, net on the condensed consolidated statements of operations.

All of the Company's available-for-sale investments are subject to a periodic impairment review. For each available-for-sale investment whose fair value is below its amortized cost, the Company determines if the impairment is a result of a credit-related loss or other factors using both quantitative and qualitative factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If the impairment is a result of a credit-related loss, the Company recognizes an allowance for credit losses. If the impairment is not a result of a credit loss, the Company recognizes the loss in other comprehensive loss.

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

Accounting Pronouncements Recently Adopted

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

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amended the guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defers the effective date of ASU 2016-13 for smaller report companies. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of March 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$45,317	$—	$—	$45,317
Corporate debt	Level 2	52,013	11	(156)	51,868
Commercial paper	Level 2	72,391	—	—	72,391
U.S. government agency securities	Level 2	61,773	14	(185)	61,602
Subtotal		231,494	25	(341)	231,178
Less: Cash equivalents		(45,317)	—	—	(45,317)
Marketable securities		$186,177	$25	$(341)	$185,861

		As of December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$38,658	$—	$—	$38,658
Corporate debt	Level 2	71,149	30	(284)	70,895
Asset-backed securities	Level 2	105	—	(1)	104
Commercial paper	Level 2	71,328	—	—	71,328
U.S. government agency securities	Level 2	68,221	15	(441)	67,795
Subtotal		249,461	45	(726)	248,780
Less: Cash equivalents		(38,658)	—	—	(38,658)
Marketable securities		$210,803	$45	$(726)	$210,122

As of March 31, 2023, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of March 31, 2023.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of March 31, 2023 (in thousands):

March 31, 2023

Maturing in one year or less	$175,784
Maturing after one year through five years	10,077
Total	$185,861

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$7,249	$6,558
Leasehold improvements	3,295	3,295
Computer equipment	609	578
Furniture and fixtures	394	357
Total property and equipment	11,547	10,788
Less accumulated depreciation and amortization	(8,548)	(8,249)
Property and equipment, net	$2,999	$2,539

Depreciation and amortization expense was $0.3 million for each of the three months ended March 31, 2023 and 2022.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development expenses	$6,778	$3,473
Accrued compensation	3,127	4,618
Accrued professional and consulting services	207	327
Other	236	238
Total accrued expenses	$10,348	$8,656

6. Leases

In May 2015, the Company entered into an operating lease for 30,376 square feet of laboratory and office facilities in South San Francisco, California. In April 2018, the Company amended the lease agreement to include an additional 6,378 square feet of laboratory and office space increasing the total leased premises to 36,754 square feet. The lease amendment extended the lease term to November 2026 and contained scheduled rent increases over the lease term and an option for the Company to extend the lease for an additional five-year term.

In November 2022, the Company entered into an operating lease for 13,232 square feet of office facilities in South San Francisco, California, which expires in July 2025. The lease agreement contained an option to extend the lease for an additional six-month term.

The Company does not have any financing lease agreements as of March 31, 2023.

The following table summarizes maturities of operating lease liabilities as of March 31, 2023 (in thousands):

2023 (remaining nine months)	$2,073
2024	2,855
2025	2,662
2026	2,137
Thereafter	—
Total future undiscounted lease payments	9,727
Less: Imputed interest	(1,201)
Total Lease Liabilities	$8,526

The following table summarizes the balance sheet classification of operating leases at March 31, 2023 (in thousands):

Operating leases
Operating lease right-of-use assets	$6,526

Operating lease liabilities, current	2,278
Operating lease liabilities, non-current	6,248
Total operating lease liabilities	$8,526

For the three months ended March 31, 2023, the Company incurred $0.6 million of lease expense included in operating expenses in the condensed consolidated statement of operations in relation to the operating lease. Variable lease expense was insignificant for the three months ended March 31, 2023. Rent expense was $0.7 million during the three months ended March 31, 2023.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2023 was $0.6 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

As of March 31, 2023, the weighted-average remaining lease term and discount rate for the Company’s operating leases was 3.38 years and 8.24%, respectively.

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

The transaction price as of March 31, 2023, was $10.4 million, consisting of the upfront fee of $4.0 million, the near-term milestone payment of $6.0 million and $0.4 million related to the supply of FLX475 to Hanmi. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory.

The Company did not recognize revenue for the three months ended March 31, 2023, and recognized $0.6 million for the three months ended March 31, 2022, as revenue pursuant to the Hanmi Agreement. As of March 31, 2023, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligation of providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory was substantially complete as of the second quarter of 2022.

8. Common Stock

As of March 31, 2023, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	3,786,831
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	13,500
Options available for future grants under the 2019 Equity Incentive Plan	3,375,046
Pre-funded warrants issued and outstanding	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	498,193
Total	11,673,570

As of March 31, 2023, there was up to $85.7 million available for future issuance of shares of common stock under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”). No shares were sold during the three months ended March 31, 2023.

9. Stock-Based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the three months ended March 31, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2022	2,993,280	$18.95	7.9	$9,425
Stock options granted	815,468	28.85
Stock options exercised	(21,917)	10.15
Stock options forfeited	—	—
Balances at March 31, 2023	3,786,831	$21.13	8.1	$7,729

As of March 31, 2023, 3,375,046 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the three months ended March 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2022	27,000	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at March 31, 2023	13,500	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,960	$1,179
General and administrative	2,134	1,523
Total stock-based compensation expense	$4,094	$2,702

As of March 31, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $35.9 million. This unrecognized stock-based compensation expense is expected to be recognized over 3.0 years.

The Company recorded stock-based compensation expense related to the 2019 ESPP of $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

10. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(29,271)	$(20,468)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	38,280,539	29,572,467
Net loss per share, basic and diluted	$(0.76)	$(0.69)

For the three months ended March 31, 2023, 4,000,000 pre-funded warrants to purchase the Company’s shares of common stock, issued in the May 2022 private placement financing, were included in the basic and diluted net loss per share calculation. As of March 31, 2023, all the pre-funded warrants issued in the private placement financing were outstanding.

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2023	2022
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	3,786,831	2,764,372
Estimated shares issuable under the 2019 ESPP	46,101	18,976
RSUs subject to future vesting	13,500	27,000
Total	3,846,432	2,810,348

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023. This discussion includes forward-looking statements based upon current beliefs, plans and expectations that involve risk, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report.

Overview

We are a clinical-stage immunology-based therapeutics company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. Our two lead drug candidates, RPT193 and FLX475, each target C-C motif chemokine receptor 4 (“CCR4”), a drug target that potentially has broad applicability in inflammatory diseases and oncology.

In March 2023, we initiated a global 14-week randomized, double-blind, placebo-controlled Phase 2a clinical trial to evaluate the efficacy and safety of RPT193 as an oral, once-daily monotherapy in patients with moderate-to-severe asthma. The global multicenter Phase 2a trial will assess the efficacy and safety of RPT193 in adult patients with moderate-to-severe Type 2-high asthma whose disease is partially controlled by standard medications. The double-blind, placebo-controlled study will compare 400 mg once-daily RPT193 to placebo in approximately 100 patients randomized 1:1. The primary endpoint is the proportion of patients who experience a loss of asthma control.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of March 31, 2023, we had an accumulated deficit of $397.2 million. We have incurred net losses of $29.3 million and $20.5 million for the three months ended March 31, 2023 and 2022, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed an underwritten public offering (the “2022 Public Offering”) of 4,338,104 shares of common stock, at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed a sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999 and received approximately $49.8 million in net proceeds, after deducting offering expenses. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $231.6 million and working capital of $213.0 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

Components of Operating Results

Revenue

Revenue recognized during the prior year period presented relates to the Collaboration and License Agreement (the “Hanmi Agreement”) that we entered into with Hanmi Pharmaceutical Ltd. (“Hanmi”) in December 2019. Pursuant to the Hanmi Agreement, we granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights. We do not have any revenues after the second quarter of 2022, the date we substantially completed all performance obligations under the Hanmi Agreement.

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

Clinical trial costs are a component of research and development expenses. We expense costs for our clinical trial activities performed by third parties, including clinical research organizations (“CROs”) and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with the associated agreements. We use information received from our personnel and outside service providers to estimate the clinical trial costs incurred.

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

We anticipate that our general and administrative expenses will increase substantially during the next few years as a result of staff expansion and additional occupancy costs, as well as costs associated with being a public company, including higher professional fees for legal, consulting and accounting services, investor relations costs, insurance premiums and other compliance costs.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023. Our significant accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Revenue	$—	$641	$(641)	(100)%
Operating expenses:
Research and development	25,574	16,670	8,904	53%
General and administrative	5,988	4,748	1,240	26%
Total operating expenses	31,562	21,418	10,144	47%
Loss from operations	(31,562)	(20,777)	(10,785)	52%
Other income, net	2,291	309	1,982	641%
Net loss	$(29,271)	$(20,468)	$(8,803)	43%

Revenue

We did not recognize any revenue for the three months ended March 31, 2023 and recognized $0.6 million for the three months ended March 31, 2022, pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement was recognized by amortizing the transaction price allocated to the performance obligation over the related period of performance. The portion of the transaction price recognized is determined by applying a cost-based input method that compares costs incurred to date to total expected costs for the performance obligation over the estimated service period, as this method reflects the progress made towards providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory. As of March 31, 2023, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligations were substantially completed during the second quarter of 2022.

Research and Development Expenses

Research and development expenses increased $8.9 million, or 53%, to $25.6 million for the three months ended March 31, 2023 from $16.7 million for the three months ended March 31, 2022. The increase in research and development expenses was primarily due to increases of $5.6 million in development costs related to RPT193, $0.3 million in development costs related to early stage programs, $1.8 million in personnel costs, $1.0 million in lab supplies costs, $0.5 million in facilities costs and $0.8 million in stock-based compensation expense, partially offset by a decrease of $1.1 million in development costs related to FLX475.

The following is a comparison of research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
External development expenses:
RPT193	$9,091	$3,533
FLX475	3,510	4,605
Other programs	938	640
Internal research and development expenses	12,035	7,892
Total research and development expenses	$25,574	$16,670

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.3 million, or 26%, to $6.0 million for the three months ended March 31, 2023 from $4.7 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to increases of $0.3 million in professional services, $0.6 million in stock-based compensation expense, $0.2 million in personnel costs and $0.2 million in facilities.

Other Income, Net

Other income, net increased to $2.3 million for the three months ended March 31, 2023 from $0.3 million for the three months ended March 31, 2022. The increase was driven primarily by an increase in interest income due to higher interest rates from higher invested cash balances for the three months ended March 31, 2023.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed the 2022 Public Offering of 4,338,104 shares of common stock at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed the sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999 and received approximately $49.8 million in net proceeds, after deducting offering expenses. During the year ended December 31, 2022, we sold 209,349 shares of our common stock in “at the market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $5.0 million, after deducting commissions and other offering related costs. No shares were sold during the three months ended March 31, 2023. As of March 31, 2023, there was up to $85.7 million in shares of common stock available for future issuance under the ATM Sales Agreement. We had cash and cash equivalents and marketable securities of $231.6 million and working capital of $213.0 million as of March 31, 2023. Our cash equivalents and marketable securities consist of commercial paper, corporate debt securities and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

At March 31, 2023, we had an accumulated deficit of $397.2 million. We expect to incur substantial additional costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Additionally, while the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments may be threatened and our ability to raise additional capital could be substantially impaired. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our substantial capital requirements.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties' rights to develop or commercialize our drug candidates that we would prefer to retain.

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(18,602)	$(15,578)
Investing activities	25,308	23,837
Financing activities	116	132
Net increase in cash and cash equivalents	$6,822	$8,391

Cash Used in Operating Activities

Net cash used in operating activities was $18.6 million for the three months ended March 31, 2023, reflecting a net loss of $29.3 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $3.5 million and net cash provided by changes in operating assets and liabilities of $7.2 million.

Net cash used in operating activities was $15.6 million for the three months ended March 31, 2022, reflecting a net loss of $20.5 million, partially offset by non-cash charges for primarily depreciation, amortization and stock-based compensation expense totaling $3.1 million and net cash provided by changes in operating assets and liabilities of $1.8 million.

Cash Provided by Investing Activities

Cash provided by investing activities was $25.3 million for the three months ended March 31, 2023, primarily from the proceeds from maturities of marketable securities of $63.9 million, partially offset by the purchases of marketable securities of $37.8 million and purchase of property and equipment for $0.8 million. Cash provided by investing activities was $23.8 million for the three months ended March 31, 2022, primarily the proceeds from maturities of marketable securities of $30.0 million, offset by the purchase of marketable securities for $6.1 million and purchase of property and equipment for $0.1 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2023 from net proceeds from our employee stock plans. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022 from net proceeds from our employee stock plans.

Material Cash Requirements

Our cash requirements in the ordinary course of business have not materially changed from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Material Cash Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 14, 2023 with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Our business and investing in our common stock involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, our ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such a case, the market price of our common stock could decline and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Summary of Risk Factors

The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. Some of these risks are:

•
We are a clinical stage therapeutics company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
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

Risks Related to Our Business

We are a clinical stage therapeutics company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies, clinical trials, raising capital, building our management team and our intellectual property portfolio. Our net loss was $29.3 million and $20.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $397.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we (i) have successfully completed preclinical studies for RPT193 and FLX475, (ii) have successfully completed a Phase 1a/1b trial of RPT193 in healthy volunteers and patients with AD and a Phase 1 clinical trial with healthy volunteers for FLX475 and (iii) are conducting a Phase 2b trial of RPT193 in patients with AD, a Phase 2a trial of RPT193 in patients with asthma and a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab in a broad range of tumors, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for RPT193, FLX475 or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of RPT193, FLX475 or any other potential drug candidates.

RPT193 and FLX475 are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although RPT193 has shown activity in several preclinical models and in the placebo-controlled Phase 1b portion of the Phase 1a/1b trial in a small number of patients with AD, there is no guarantee that this effect will be shown to benefit patients in the larger and longer Phase 2b trial or in the Phase 2a trial in patients with asthma. Additionally, while FLX475 is currently in a Phase 1/2 clinical trial, there is no guarantee that FLX475 will ultimately prove to benefit patients. In the ongoing Phase 1/2 clinical trial of FLX475, drug responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received FLX475 and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by FLX475, or that the responses were spontaneous and unrelated to either FLX475 or pembrolizumab. We have discontinued, and may elect in the future to discontinue, development of FLX475 in certain indications if, among other reasons, data does not warrant moving forward. For example, in 2022, we made the decision not to move forward with development of FLX475 in nasopharyngeal cancer and checkpoint-naïve head and neck squamous cell carcinoma. Additionally, we may be unable to enroll the trial or complete the dosing interval due to the impact of unexpected world events, including the Covid-19 pandemic. There can be no assurance that the intended effects of our drug candidates will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage therapeutics companies such as ours.

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

We have completed a Phase 1a/1b trial of RPT193 in healthy volunteers and in patients with AD. We are conducting a Phase 2b trial of RPT193 in patients with AD and a Phase 2a trial in asthma. In addition, we have completed a Phase 1 clinical trial with healthy volunteers for FLX475. We are conducting a Phase 1/2 clinical trial investigating FLX475 as a single agent and in combination with pembrolizumab. We may ultimately discover that neither RPT193 nor FLX475 meet criteria to be determined to be therapeutically effective or safe. For example, although RPT193 has exhibited encouraging results in preclinical models of AD and allergic asthma and showed improvement compared to placebo in a common measure of disease severity in a small number of patients with AD, it may not demonstrate the same properties in larger numbers of humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on RPT193. If RPT193, FLX475 or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Additionally, results from research and preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results, and preliminary, initial and interim results of a clinical trial are not necessarily indicative of final results. From time to time, we have and may in the future publish or report preliminary, initial or interim data. Preliminary, initial or interim data from our clinical trials and those of our collaborators may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but, as patients continue to be followed and more patient data becomes available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time, or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.

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

Part of our drug development strategy is to clinically test and seek regulatory approval for our drug candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof of concept data. We then intend to expand clinical testing and seek regulatory approvals in other indications within oncology and inflammatory diseases. Conducting clinical trials for additional indications for our drug candidates requires substantial technical, financial and human resources and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be successful in our effort to obtain regulatory approval for our drug candidates for additional indications even if we obtain approval for an initial indication.

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

As of March 31, 2023, we had $231.6 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of each of the COVID-19 pandemic, the conflict between Russia and Ukraine and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds may be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. In any event, if the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities on anticipated timelines. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic. Additionally we have recently experienced, and may continue to experience, enrollment volumes that were lower than we had projected in our Phase 2b trial of RPT193 in AD, which has delayed the expected timing of topline results from such trial. We cannot predict how difficult it will be to enroll patients for our clinical trials or whether we will be able to meet our anticipated timelines to provide initial data. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

As of March 31, 2023, we had 111 full-time employees. Our focus on the development of RPT193, FLX475 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

Disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic, including vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.

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

As is the case with other therapeutics companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time‐consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs of, and may diminish our ability to protect, our inventions, obtaining, maintaining, and enforcing our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law, which increased uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These provisions affected the way patent applications are prosecuted, redefined prior art and provided more efficient and cost-effective avenues for competitors to challenge the validity of patents. This included allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures that attacked the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. In March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application would be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. This required us to be cognizant of the time from invention to filing of a patent application. The Leahy-Smith Act and its implementation resulted in uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse impact on our business prospects, financial condition and results of operations.

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

In Europe, a new unitary patent system takes effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the drug candidate. The standards that the FDA and its foreign counterparts use when regulating us and other companies developing drugs require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and remain in effect until 2031, unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020, through March 31, 2022, by COVID-19 relief legislation. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

Outside the United States, an increasing number of laws, regulations and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”) and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to the greater of €20 million or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we conduct and may conduct in the future clinical trials in Asia and may therefore be subject to new and emerging data privacy regimes in Asia, including South Korea's PIPA, Taiwan's PDPA, Thailand's TPDPA and Hong Kong's PDPO.

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the United Kingdom (UK) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Failure to comply with data privacy and security obligations could result in government enforcement actions, e.g., investigations, fines, civil or criminal penalties, audits, inspections and private litigation (including class claims), additional reporting requirements and/or oversight, bans on processing personal information, orders to destroy or not use personal data or adverse publicity. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods and other similar threats. For example, we have experienced attempted phishing attacks in the past.

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

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers, such as our CROs or other vendors, contractors or consultants, could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, clinical trials, drug discovery and development, encryption and authentication technology, employee email and other functions. We also rely on third-party service providers to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive data or our information technology systems or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our systems and operations or those of the third parties upon whom we rely.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, including measures designed to prevent the sharing and loss of patient data in our sample collection process associated with our drug discovery and development efforts, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; disputes with physicians, patients and our partners; monetary fund diversions; interruptions in our operations (including availability of data and interruptions and delays in our research and development work; financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability and, even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms, or at all, or that such coverage will pay future claims.

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

In addition, the stock markets in general, and the markets for pharmaceutical, therapeutics, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer, including in connection with the ongoing COVID-19 pandemic, the conflict between Russia and Ukraine and recent and potential future bank failures, each of which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic or financial conditions and other adverse effects or developments relating to the effects of the ongoing COVID-19 pandemic and recent and potential future bank failures, macroeconomic factors including inflation and rising interest rates, and geopolitical instability, including instability resulting from the conflict between Russia and Ukraine and the related sanctions imposed against Russia, may negatively affect the market price of our common stock, regardless of our actual operating performance. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Substantial purchases of common stock by existing stockholders could reduce the liquidity of the trading market for our common stock and increase volatility.

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

Our ability to use our net operating loss carryforwards (“NOLs”), and certain other tax attributes is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Business,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs and certain other tax attributes. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOLs generated in tax years prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Cut and Jobs Act ( the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law in March 2020, federal NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and certain other pre-change tax attributes, such as research and development tax credits, to offset post-change taxable income. Our existing NOLs and certain other tax attributes may be subject to substantial limitations arising from previous ownership changes, if any, and if we undergo an ownership change, our ability to utilize NOLs and certain other tax attributes could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our NOLs and certain other tax attributes may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs and certain other tax attributes.

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

Date: May 11, 2023

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)