Form 10-Q
period 2023-06-30
RAPT Therapeutics, Inc.
filed 2023-08-11
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38997

RAPT Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3313701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
561 Eccles Avenue, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 489-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 par value per share	RAPT	Nasdaq Global Market

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

As of August 3, 2023, there were 34,358,152 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$50,164	$38,946
Marketable securities	154,834	210,122
Prepaid expenses and other current assets	2,419	3,626
Total current assets	207,417	252,694
Property and equipment, net	2,963	2,539
Operating lease right-of-use assets	6,103	6,940
Other assets	4,273	4,036
Total assets	$220,756	$266,209
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,690	$3,365
Accrued expenses	10,295	8,656
Operating lease liabilities, current	2,333	2,171
Other current liabilities	96	32
Total current liabilities	15,414	14,224
Operating lease liabilities, non-current	5,665	6,819
Total liabilities	21,079	21,043
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	622,289	613,073
Accumulated other comprehensive loss	(180)	(26)
Accumulated deficit	(422,435)	(367,884)
Total stockholders' equity	199,677	245,166
Total liabilities and stockholders' equity	$220,756	$266,209

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$—	$886	$—	$1,527
Operating expenses:
Research and development	21,642	14,359	47,216	31,029
General and administrative	6,722	5,436	12,710	10,184
Total operating expenses	28,364	19,795	59,926	41,213
Loss from operations	(28,364)	(18,909)	(59,926)	(39,686)
Other income (expense), net	3,084	(275)	5,375	34
Net loss	$(25,280)	$(19,184)	$(54,551)	$(39,652)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(655)	550	(655)	349
Unrealized gain (loss) on marketable securities	136	(178)	501	(888)
Total comprehensive loss	$(25,799)	$(18,812)	$(54,705)	$(40,191)
Net loss per share, basic and diluted	$(0.66)	$(0.62)	$(1.42)	$(1.31)
Weighted average number of shares used in computing net loss per share, basic and diluted	38,328,741	31,140,323	38,304,758	30,356,515

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	34,254,314	$3	$613,073	$(26)	$(367,884)	$245,166
Issuances of common stock under employee stock plans	35,417	—	116	—	—	116
Stock-based compensation	—	—	4,094	—	—	4,094
Unrealized gain on marketable securities	—	—	—	365	—	365
Net loss	—	—	—	—	(29,271)	(29,271)
Balance at March 31, 2023	34,289,731	3	617,283	339	(397,155)	220,470
Issuances of common stock under employee stock plans	62,345	—	767	—	—	767
Stock-based compensation	—	—	4,239	—	—	4,239
Foreign currency translation loss	—	—	—	(655)	—	(655)
Unrealized gain on marketable securities	—	—	—	136	—	136
Net loss	—	—	—	—	(25,280)	(25,280)
Balance at June 30, 2023	34,352,076	$3	$622,289	$(180)	$(422,435)	$199,677

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	29,555,119	$3	$470,629	$(206)	$(284,046)	$186,380
Issuances of common stock under employee stock plans	37,640	—	132	—	—	132
Stock-based compensation	—	—	2,702	—	—	2,702
Foreign currency translation loss	—	—	—	(201)	—	(201)
Unrealized loss on marketable securities	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	(20,468)	(20,468)
Balance at March 31, 2022	29,592,759	3	473,463	(1,117)	(304,514)	167,835
Proceeds from sale of pre-funded warrants in private placement, net of issuance costs	—	—	49,784	—	—	49,784
Issuances of common stock under employee stock plans	56,698	—	654	—	—	654
Stock-based compensation	—	—	2,672	—	—	2,672
Foreign currency translation gain	—	—	—	550	—	550
Unrealized loss on marketable securities	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(19,184)	(19,184)
Balance at June 30, 2022	29,649,457	$3	$526,573	$(745)	$(323,698)	$202,133

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net loss	$(54,551)	$(39,652)
Adjustments to reconcile net loss to net cash used in operating activities:
(Accretion of discounts) amortization of premium on marketable securities	(2,948)	507
Depreciation and amortization	568	535
Stock-based compensation expense	8,333	5,374
Gain (loss) on foreign currency translation	(655)	349
Non-cash operating lease expense	1,168	854
Changes in operating assets and liabilities:
Prepaid expenses and other assets	970	562
Accounts payable, accrued expenses and other current liabilities	1,028	3,300
Deferred revenue	—	(1,527)
Operating lease liabilities	(1,323)	(1,075)
Net cash used in operating activities	(47,410)	(30,773)
Investing activities
Purchase of marketable securities	(73,951)	(72,241)
Proceeds from maturities of marketable securities	132,688	86,335
Purchase of property and equipment	(992)	(715)
Net cash provided by investing activities	57,745	13,379
Financing activities
Proceeds from equity offerings, net of issuance costs	—	49,784
Proceeds from issuance of common stock under employee stock plans	883	786
Net cash provided by financing activities	883	50,570
Net increase in cash and cash equivalents	11,218	33,176
Cash and cash equivalents at beginning of period	38,946	24,027
Cash and cash equivalents at end of period	$50,164	$57,203
Supplemental disclosures of non-cash information
Right-of-use asset obtained in exchange for lease obligation	$—	$(6,585)

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Description of the Business

RAPT Therapeutics, Inc. (“RAPT” or the “Company”) is a clinical stage, immunology-based therapeutics company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing its proprietary drug discovery and development engine, the Company develops highly selective small molecules that are designed to modulate the critical immune responses underlying these diseases. The Company is located in South San Francisco, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S‑X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 14, 2023 with the Securities and Exchange Commission (“SEC”).

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its wholly-owned subsidiary, RAPT Therapeutics Australia Pty Ltd., which was established in 2018 and deregistered during the quarter ended June 30, 2023. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of June 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$50,106	$—	$—	$50,106
Corporate debt	Level 2	32,299	—	(89)	32,210
Commercial paper	Level 2	47,834	—	—	47,834
U.S. government agency securities	Level 2	74,881	3	(94)	74,790
Subtotal		205,120	3	(183)	204,940
Less: Cash equivalents		(50,106)	—	—	(50,106)
Marketable securities		$155,014	$3	$(183)	$154,834

		As of December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$38,658	$—	$—	$38,658
Corporate debt	Level 2	71,149	30	(284)	70,895
Asset-backed securities	Level 2	105	—	(1)	104
Commercial paper	Level 2	71,328	—	—	71,328
U.S. government agency securities	Level 2	68,221	15	(441)	67,795
Subtotal		249,461	45	(726)	248,780
Less: Cash equivalents		(38,658)	—	—	(38,658)
Marketable securities		$210,803	$45	$(726)	$210,122

As of June 30, 2023, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of June 30, 2023.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of June 30, 2023 (in thousands):

June 30, 2023

Maturing in one year or less	$151,859
Maturing after one year through five years	2,975
Total	$154,834

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$7,398	$6,558
Leasehold improvements	3,295	3,295
Computer equipment	617	578
Furniture and fixtures	394	357
Total property and equipment	11,704	10,788
Less accumulated depreciation and amortization	(8,741)	(8,249)
Property and equipment, net	$2,963	$2,539

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, and $0.6 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development expenses	$5,659	$3,473
Accrued compensation	3,971	4,618
Accrued professional and consulting services	480	327
Other	185	238
Total accrued expenses	$10,295	$8,656

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

The Company does not have any financing lease agreements as of June 30, 2023.

The following table summarizes maturities of operating lease liabilities as of June 30, 2023 (in thousands):

2023 (remaining six months)	$1,385
2024	2,855
2025	2,662
2026	2,137
Thereafter	—
Total future undiscounted lease payments	9,039
Less: Imputed interest	(1,041)
Total Lease Liabilities	$7,998

The following table summarizes the balance sheet classification of operating leases at June 30, 2023 (in thousands):

Operating leases
Operating lease right-of-use assets	$6,103

Operating lease liabilities, current	2,333
Operating lease liabilities, non-current	5,665
Total operating lease liabilities	$7,998

For the three and six months ended June 30, 2023, the Company incurred $0.6 million and $1.2 million, respectively, of lease expense included in operating expenses in the condensed consolidated statement of operations in relation to the operating leases. Variable lease expense was insignificant for the three and six months ended June 30, 2023. Rent expense was $0.7 million and $1.4 million during the three and six months ended June 30, 2023, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2023, was $1.3 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

As of June 30, 2023, the weighted-average remaining lease term and discount rate for the Company’s operating leases was 3.2 years and 8.23%, respectively.

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

The transaction price as of June 30, 2023, was $10.4 million, consisting of the upfront fee of $4.0 million, the near-term milestone payment of $6.0 million and $0.4 million related to the supply of FLX475 to Hanmi. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory.

The Company did not recognize revenue for the three and six months ended June 30, 2023, and recognized $0.9 million and $1.5 million for the three and six months ended June 30, 2022, respectively, as revenue pursuant to the Hanmi Agreement. As of June 30, 2023, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligation of providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory was substantially complete as of the second quarter of 2022.

8. Common Stock

As of June 30, 2023, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	4,079,046
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	13,500
Shares available for future grants under the 2019 Equity Incentive Plan	3,072,899
Pre-funded warrants issued and outstanding	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	445,780
Total	11,611,225

As of June 30, 2023, there was up to $85.7 million available for future issuance of shares of common stock under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “ATM Sales Agreement”). No shares were sold under the ATM Sales Agreement during the three and six months ended June 30, 2023.

9. Stock-Based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the six months ended June 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2022	2,993,280	$18.95	7.9	$9,425
Stock options granted	1,126,708	26.22
Stock options exercised	(31,849)	9.50
Stock options forfeited	(9,093)	21.78
Balances at June 30, 2023	4,079,046	$21.02	8.0	$7,956

As of June 30, 2023, 3,072,899 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the six months ended June 30, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2022	27,000	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at June 30, 2023	13,500	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,015	$1,269	$3,975	$2,448
General and administrative	2,224	1,403	4,358	2,926
Total stock-based compensation expense	$4,239	$2,672	$8,333	$5,374

As of June 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $36.6 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.9 years.

The Company recorded stock-based compensation expense related to the 2019 ESPP of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

10. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(25,280)	$(19,184)	$(54,551)	$(39,652)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	38,328,741	31,140,323	38,304,758	30,356,515
Net loss per share, basic and diluted	$(0.66)	$(0.62)	$(1.42)	$(1.31)

For the three and six months ended June 30, 2023 and 2022, 4,000,000 pre-funded warrants to purchase the Company’s shares of common stock, issued in the May 2022 private placement financing, were included on a weighted average basis in the basic and diluted net loss per share calculation. As of June 30, 2023, all the pre-funded warrants issued in the private placement financing were outstanding.

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2023	2022
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	4,079,046	2,907,596
Estimated shares issuable under the 2019 ESPP	11,801	7,946
RSUs subject to future vesting	13,500	27,000
Total	4,104,347	2,942,542

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023. This discussion includes forward-looking statements based upon current beliefs, plans and expectations that involve risk, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “plans,” “potential” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information comes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

We are a clinical stage immunology-based therapeutics company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. Our two lead drug candidates, RPT193 and FLX475, each target C-C motif chemokine receptor 4 (“CCR4”), a drug target that potentially has broad applicability in inflammatory diseases and oncology.

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

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of June 30, 2023, we had an accumulated deficit of $422.4 million. We have incurred net losses of $54.6 million and $39.7 million for the six months ended June 30, 2023 and 2022, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed an underwritten public offering (the “2022 Public Offering”) of 4,338,104 shares of common stock, at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed a sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999 and received approximately $49.8 million in net proceeds, after deducting offering expenses. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $205.0 million and working capital of $192.0 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

Components of Operating Results

Revenue

Revenue recognized during the prior year periods presented relates to the Hanmi Agreement that we entered into with Hanmi in December 2019. Pursuant to the Hanmi Agreement, we granted Hanmi an exclusive license to develop, manufacture and commercialize FLX475 and related compounds and products with respect to human cancers in the Hanmi Territory, and certain sublicense rights. We do not have any revenues after the second quarter of 2022, the date we substantially completed all performance obligations under the Hanmi Agreement.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, including payroll and stock‑based compensation for personnel in executive, finance, human resources, business and corporate development and other administrative functions; professional fees for legal, consulting and accounting services; rent and other facilities costs; depreciation and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses will increase substantially during the next few years as a result of staff expansion and additional occupancy costs, as well as costs associated with being a public company, including higher professional fees for legal, consulting and accounting services; investor relations costs; insurance premiums and other compliance costs.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023. Our significant accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
Revenue	$—	$886	$(886)	(100)%
Operating expenses:
Research and development	21,642	14,359	7,283	51%
General and administrative	6,722	5,436	1,286	24%
Total operating expenses	28,364	19,795	8,569	43%
Loss from operations	(28,364)	(18,909)	(9,455)	50%
Other income (expense), net	3,084	(275)	3,359	(1221)%
Net loss	$(25,280)	$(19,184)	$(6,096)	32%

Revenue

We did not recognize any revenue for the three months ended June 30, 2023 and recognized $0.9 million for the three months ended June 30, 2022, pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement was recognized by amortizing the transaction price allocated to the performance obligation over the related period of performance. The portion of the transaction price recognized is determined by applying a cost-based input method that compares costs incurred to date to total expected costs for the performance obligation over the estimated service period, as this method reflects the progress made towards providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory. As of June 30, 2023, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligations were substantially completed during the second quarter of 2022.

Research and Development Expenses

Research and development expenses increased $7.2 million, or 51%, to $21.6 million for the three months ended June 30, 2023, from $14.4 million for the three months ended June 30, 2022. The increase in research and development expenses was primarily due to increases of $3.6 million in development costs related to RPT193, $0.3 million in development costs related to early stage programs, $1.8 million in personnel costs, $0.4 million in lab supplies costs, $0.5 million in consulting costs, $0.4 million in facilities costs and $0.7 million in stock-based compensation expense, partially offset by a decrease of $0.5 million in development costs related to FLX475.

The following is a comparison of research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022
External development expenses:
RPT193	$6,041	$2,430
FLX475	2,397	2,924
Other programs	869	547
Internal research and development expenses	12,335	8,457
Total research and development expenses	$21,642	$14,358

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.3 million, or 24%, to $6.7 million for the three months ended June 30, 2023, from $5.4 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to increases of $0.5 million in personnel costs, $0.8 million in stock-based compensation expense and $0.1 million in facilities, partially offset by a decrease of $0.1 million in professional services.

Other Income (Expense), Net

Other income (expense), net increased to other income, net of $3.1 million for the three months ended June 30, 2023, from other expense, net of $0.3 million for the three months ended June 30, 2022. The increase was driven primarily by an increase in interest income due to higher interest rates from higher invested cash balances for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
Revenue	$—	$1,527	$(1,527)	(100)%
Operating expenses:
Research and development	47,216	31,029	16,187	52%
General and administrative	12,710	10,184	2,526	25%
Total operating expenses	59,926	41,213	18,713	45%
Loss from operations	(59,926)	(39,686)	(20,240)	51%
Other income, net	5,375	34	5,341	15707%
Net loss	$(54,551)	$(39,652)	$(14,899)	38%

Revenue

We did not recognize any revenue for the six months ended June 30, 2023 and recognized $1.5 million for the six months ended June 30, 2022, pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement was recognized by amortizing the transaction price allocated to the performance obligation over the related period of performance. The portion of the transaction price recognized is determined by applying a cost-based input method that compares costs incurred to date to total expected costs for the performance obligation over the estimated service period, as this method reflects the progress made towards providing Hanmi with the necessary know-how to develop FLX475 in the Hanmi Territory. As of June 30, 2023, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligations were substantially completed during the second quarter of 2022.

Research and Development Expenses

Research and development expenses increased $16.2 million, or 52%, to $47.2 million for the six months ended June 30, 2023, from $31.0 million for the six months ended June 30, 2022. The increase in research and development expenses was primarily due to increases of $8.1 million in development costs related to RPT193, $0.6 million in development costs related to early stage programs, $3.6 million in personnel costs, $1.4 million in lab supplies costs, $0.9 million in facilities costs, $1.5 million in stock-based compensation expense and $0.6 million in consulting expenses, partially offset by a decrease of $0.5 million in development costs related to FLX475.

The following is a comparison of research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022
External development expenses:
RPT193	$15,132	$7,034
FLX475	5,907	6,457
Other Programs	1,807	1,187
Internal research and development expenses	24,370	16,351
Total research and development expenses	$47,216	$31,029

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $2.5 million, or 25%, to $12.7 million for the six months ended June 30, 2023, from $10.2 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to increases of $1.4 million in stock-based compensation expense, $1.1 million in personnel costs, $0.2 million in professional services, and $0.2 million in facilities costs, partially offset by $0.4 million decrease in insurance premiums.

Other Income, Net

Other income, net increased to other income of $5.4 million for the six months ended June 30, 2023, from $34,000 for the six months ended June 30, 2022. The increase was driven primarily by an increase in interest income due to higher interest rates from higher invested cash balances for the six months ended June 30, 2023.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed the 2022 Public Offering of 4,338,104 shares of common stock at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed the sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999 and received approximately $49.8 million in net proceeds, after deducting offering expenses. During the year ended December 31, 2022, we sold 209,349 shares of our common stock in “at the market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $5.0 million, after deducting commissions and other offering related costs. No shares were sold under the ATM Sales Agreement during the six months ended June 30, 2023. As of June 30, 2023, there was up to $85.7 million in shares of common stock available for future issuance under the ATM Sales Agreement. We had cash and cash equivalents and marketable securities of $205.0 million and working capital of $192.0 million as of June 30, 2023. Our cash equivalents and marketable securities consist of commercial paper, corporate debt securities and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of June 30, 2023, we had an accumulated deficit of $422.4 million. We expect to incur substantial additional costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies, or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Additionally, the global financial markets have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impacts of the ongoing conflict between Russia and Ukraine, resulting in a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments may be threatened and our ability to raise additional capital could be substantially impaired. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our substantial capital requirements.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(47,410)	$(30,773)
Investing activities	57,745	13,379
Financing activities	883	50,570
Net increase in cash and cash equivalents	$11,218	$33,176

Cash Used in Operating Activities

Net cash used in operating activities was $47.4 million for the six months ended June 30, 2023, reflecting a net loss of $54.6 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $6.5 million and net cash provided by changes in operating assets and liabilities of $0.7 million.

Net cash used in operating activities was $30.8 million for the six months ended June 30, 2022, reflecting a net loss of $39.7 million, partially offset by non-cash charges for primarily depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $7.6 million and net cash provided by changes in operating assets and liabilities of $1.3 million.

Cash Provided by Investing Activities

Cash provided by investing activities was $57.7 million for the six months ended June 30, 2023, primarily from the proceeds from maturities of marketable securities of $132.7 million, partially offset by the purchases of marketable securities of $74.0 million and purchase of property and equipment for $1.0 million. Cash provided by investing activities was $13.4 million for the six months ended June 30, 2022, primarily from the proceeds from maturities of marketable securities of $86.3 million, offset by the purchase of marketable securities for $72.2 million and purchase of property and equipment for $0.7 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2023, from net proceeds from our employee stock plans. Net cash provided by financing activities was $50.6 million for the six months ended June 30, 2022, from $49.8 million in net proceeds received from the sale of pre-funded warrants that was done in a private financing and $0.8 million in net proceeds from our employee stock plans.

Material Cash Requirements

Our cash requirements in the ordinary course of business have not materially changed from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Material Cash Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 14, 2023 with the SEC.

JOBS Act Accounting Election

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to elect the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will cease to be an “emerging growth company” prior to December 31, 2024, if certain events occur, including if (i) we become a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (ii) our annual gross revenues exceed $1.235 billion; or (iii) we issue more than $1.0 billion of non-convertible debt in any three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Our business and investing in our common stock involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such a case, the market price of our common stock could decline and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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
•
We may not be successful in our efforts to use and expand our proprietary drug discovery and development engine to build a pipeline of drug candidates and, as an organization, we have no history of successfully developing drugs.
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

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $54.6 million and $39.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $422.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

•
delays in submitting Investigational New Drug Applications (“INDs”) or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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

Additionally, results from research and preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results, and preliminary, initial and interim results of a clinical trial are not necessarily indicative of final results. From time to time, we have and may in the future publish or report preliminary, initial or interim data. Preliminary, initial or interim data from our clinical trials and those of our collaborators may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit but, as patients continue to be followed and more patient data becomes available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time, or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.

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

We may not be successful in our efforts to use and expand our proprietary drug discovery and development engine to build a pipeline of drug candidates and, as an organization, we have no history of successfully developing drugs.

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

As of June 30, 2023, we had $205.0 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of drug candidates or technologies. For example, we entered a Collaboration and License Agreement with Hanmi in December 2019, pursuant to which we granted Hanmi the exclusive rights to develop, manufacture and commercialize FLX475 in the Hanmi Territory. The competition for partners is intense and the negotiation process may be time-consuming and complex. If we are not able to enter into collaborations or other strategic transactions, or continue our existing collaboration, we may not have access to necessary capital or expertise to further develop our potential future drug candidates or our drug discovery and development engine. Any such collaboration or other strategic transaction may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

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

We rely on third-party clinical investigators, CROs, clinical data management organizations (“CDMOs”) and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had if we conducted them on our own. These investigators, CROs, CDMOs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities on anticipated timelines. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic. Additionally, we have recently experienced, and may continue to experience, enrollment volumes that were lower than we had projected in our Phase 2b trial of RPT193 in AD, which has delayed the expected timing of topline results from such trial. We cannot predict how difficult it will be to enroll patients for our clinical trials or whether we will be able to meet our anticipated timelines to provide initial data. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

Because we may rely on third parties, some of which are or may be sole source vendors, for manufacturing and supply of our drug candidates for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

We currently rely on third-party contract manufacturers for our current and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our drug candidates for clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of current and future clinical development materials, including our source for the manufacture of RPT193 and FLX475. We cannot assure you that our preclinical or current or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and current and future clinical activities at commercially reasonable terms in the event that their services to us are interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Brian Wong, M.D., Ph.D., our President and Chief Executive Officer; Rodney Young, our Chief Financial Officer; William Ho, M.D., Ph.D., our Chief Medical Officer; and Dirk Brockstedt, Ph.D., our Chief Scientific Officer; as well as our ability to attract and retain other highly qualified personnel. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of June 30, 2023, we had 122 full-time employees. Our focus on the development of RPT193, FLX475 and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

We may also experience difficulties in the discovery and development of potential future drug candidates using our drug discovery and development engine if we are unable to meet demand as we grow our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls; reporting systems and procedures; and to secure adequate facilities for our operational needs. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States, and we are party to an agreement with Hanmi with respect to clinical development and other activities in the Hanmi Territory. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States. If approved, we or our collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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
•
natural disasters; political and economic instability, including wars, terrorism and political unrest, including as a result of the conflict between Russia and Ukraine; outbreak of disease; boycotts, curtailment of trade and other business restrictions and implementation of tariffs;
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

Disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate RPT193 in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic, including vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.

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

Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. To the extent any future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects, it could also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

As is the case with other therapeutics companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time‐consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs of, and may diminish our ability to protect, our inventions, obtaining, maintaining, and enforcing our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law, which increased uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These provisions affected the way patent applications are prosecuted, redefined prior art and provided more efficient and cost-effective avenues for competitors to challenge the validity of patents. This included allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures that attacked the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. In March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application would be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. This required us to be cognizant of the time from invention to filing of a patent application. The Leahy-Smith Act and its implementation resulted in uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse impact on our business prospects, financial condition and results of operations.

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

In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.

Third parties may attempt to invalidate our intellectual property rights. Even if such rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material and adverse impact on our profitability, financial condition, prospects or ability to successfully compete.

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

Filing, prosecuting and defending patents on current or future technologies or drug candidates in all countries throughout the world would be prohibitively expensive. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export infringing products to territories where we have patent protection or licenses, but where enforcement is not as strong as that in the United States. These products may compete with our products and our patent or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

We and our current and any of our future collaborators may be subject to numerous data privacy and security obligations, such as various federal, state, local and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. In the United States, numerous federal, state and local laws and regulations exist that may apply to our operations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws, e.g., Section 5 of the Federal Trade Commission Act, and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of protected health information. In addition, the California Consumer Privacy Act (“CCPA”) applies to personal information of consumers, business representatives and employees who are California residents, and requires covered companies to provide specific disclosures to such individuals about the company’s data collection, use and sharing practices, and to honor requests of California residents to exercise certain privacy rights. The CCPA allows for administrative penalties for noncompliance, e.g., up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Colorado and Virginia, have also passed data privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these state laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate our compliance efforts and increase compliance costs for us and our future customers and strategic partners.

Outside the United States, an increasing number of laws, regulations and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”) and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to the greater of €20 million or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we conduct and may conduct in the future clinical trials in Asia and may therefore be subject to new and emerging data privacy regimes in Asia, including South Korea's Personal Information Protection Act, Taiwan’s Personal Data Protection Act, Thailand’s Personal Data Protection Act and Hong Kong’s Personal Data (Privacy) Ordinance.

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

In addition, the stock markets in general, and the markets for pharmaceutical, therapeutics, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer, including in connection with the ongoing conflict between Russia and Ukraine and recent and potential future bank failures, each of which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic or financial conditions, macroeconomic factors including inflation and rising interest rates, and geopolitical instability, including instability resulting from the conflict between Russia and Ukraine and the related sanctions imposed against Russia, may negatively affect the market price of our common stock, regardless of our actual operating performance. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Substantial purchases of common stock by existing stockholders could reduce the liquidity of the trading market for our common stock and increase volatility.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions until December 31, 2024. However, we will cease to be an “emerging growth company” prior to December 31, 2024, if certain events occur, including if (i) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (ii) our annual gross revenues exceed $1.235 billion; or (iii) we issue more than $1.0 billion of non-convertible debt in any three-year period. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Our ability to use our net operating loss carryforwards (“NOLs”), and certain other tax attributes is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Business,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs and certain other tax attributes. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOLs generated in tax years prior to December 31, 2017, are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Cut and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law in March 2020, federal NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

10.1+*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

† The certifications attached as Exhibit 32.1 to this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of RAPT Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2023

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)