Form 10-Q
period 2023-09-30
RAPT Therapeutics, Inc.
filed 2023-11-13
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 34,396,212 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$54,135	$38,946
Marketable securities	130,642	210,122
Prepaid expenses and other current assets	2,361	3,626
Total current assets	187,138	252,694
Property and equipment, net	2,704	2,539
Operating lease right-of-use assets	5,672	6,940
Other assets	4,207	4,036
Total assets	$199,721	$266,209
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,297	$3,365
Accrued expenses	14,109	8,656
Operating lease liabilities, current	2,390	2,171
Other current liabilities	53	32
Total current liabilities	21,849	14,224
Operating lease liabilities, non-current	5,072	6,819
Total liabilities	26,921	21,043
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	626,724	613,073
Accumulated other comprehensive loss	(121)	(26)
Accumulated deficit	(453,806)	(367,884)
Total stockholders' equity	172,800	245,166
Total liabilities and stockholders' equity	$199,721	$266,209

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$1,527
Operating expenses:
Research and development	27,022	16,599	74,238	47,628
General and administrative	6,897	5,079	19,607	15,263
Total operating expenses	33,919	21,678	93,845	62,891
Loss from operations	(33,919)	(21,678)	(93,845)	(61,364)
Other income, net	2,548	443	7,923	477
Net loss	$(31,371)	$(21,235)	$(85,922)	$(60,887)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	—	366	(655)	715
Unrealized gain (loss) on marketable securities	59	(74)	560	(962)
Total comprehensive loss	$(31,312)	$(20,943)	$(86,017)	$(61,134)
Net loss per share, basic and diluted	$(0.82)	$(0.63)	$(2.24)	$(1.93)
Weighted average number of shares used in computing net loss per share, basic and diluted	38,358,032	33,684,261	38,322,773	31,481,948

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	34,254,314	$3	$613,073	$(26)	$(367,884)	$245,166
Issuances of common stock under employee stock plans	35,417	—	116	—	—	116
Stock-based compensation	—	—	4,094	—	—	4,094
Unrealized gain on marketable securities	—	—	—	365	—	365
Net loss	—	—	—	—	(29,271)	(29,271)
Balance at March 31, 2023	34,289,731	3	617,283	339	(397,155)	220,470
Issuances of common stock under employee stock plans	62,345	—	767	—	—	767
Stock-based compensation	—	—	4,239	—	—	4,239
Foreign currency translation loss	—	—	—	(655)	—	(655)
Unrealized gain on marketable securities	—	—	—	136	—	136
Net loss	—	—	—	—	(25,280)	(25,280)
Balance at June 30, 2023	34,352,076	$3	$622,289	$(180)	$(422,435)	$199,677
Issuances of common stock under employee stock plans	8,278	—	106	—	—	106
Stock-based compensation	—	—	4,329	—	—	4,329
Unrealized gain on marketable securities	—	—	—	59	—	59
Net loss	—	—	—	—	(31,371)	(31,371)
Balance at September 30, 2023	34,360,354	$3	$626,724	$(121)	$(453,806)	$172,800

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	29,555,119	$3	$470,629	$(206)	$(284,046)	$186,380
Issuances of common stock under employee stock plans	37,640	—	132	—	—	132
Stock-based compensation	—	—	2,702	—	—	2,702
Foreign currency translation loss	—	—	—	(201)	—	(201)
Unrealized loss on marketable securities	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	(20,468)	(20,468)
Balance at March 31, 2022	29,592,759	3	473,463	(1,117)	(304,514)	167,835
Proceeds from sale of pre-funded warrants in private placement, net of issuance costs	—	—	49,784	—	—	49,784
Issuances of common stock under employee stock plans	56,698	—	654	—	—	654
Stock-based compensation	—	—	2,672	—	—	2,672
Foreign currency translation gain	—	—	—	550	—	550
Unrealized loss on marketable securities	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(19,184)	(19,184)
Balance at June 30, 2022	29,649,457	$3	$526,573	$(745)	$(323,698)	$202,133
Issuances of common stock in “at the market” offerings, net of issuance costs	209,349	—	4,979	—	—	4,979
Issuances of common stock under employee stock plans	27,356	—	272	—	—	272
Stock-based compensation	—	—	2,865	—	—	2,865
Foreign currency translation gain	—	—		366	—	366
Unrealized loss on marketable securities	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(21,235)	(21,235)
Balance at September 30, 2022	29,886,162	$3	$534,689	$(453)	$(344,933)	$189,306

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(85,922)	$(60,887)
Adjustments to reconcile net loss to net cash used in operating activities:
(Accretion of discounts) amortization of premium on marketable securities	(4,512)	359
Depreciation and amortization	893	795
Stock-based compensation expense	12,662	8,239
Gain (loss) on foreign currency translation	(655)	715
Non-cash operating lease expense	1,751	1,282
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,094	712
Accounts payable, accrued expenses and other current liabilities	7,406	3,973
Deferred revenue	—	(1,527)
Operating lease liabilities	(2,011)	(1,583)
Net cash used in operating activities	(69,294)	(47,922)
Investing activities
Purchase of marketable securities	(106,238)	(112,718)
Proceeds from maturities of marketable securities	190,790	109,294
Purchase of property and equipment	(1,058)	(796)
Net cash provided by (used in) investing activities	83,494	(4,220)
Financing activities
Proceeds from equity offerings, net of issuance costs	—	49,784
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	—	4,979
Proceeds from issuance of common stock under employee stock plans	989	1,058
Net cash provided by financing activities	989	55,821
Net increase in cash and cash equivalents	15,189	3,679
Cash and cash equivalents at beginning of period	38,946	24,027
Cash and cash equivalents at end of period	$54,135	$27,706
Supplemental disclosures of non-cash information
Right-of-use asset obtained in exchange for lease obligation	$—	$(6,585)

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

Marketable Securities

Marketable securities primarily consist of commercial paper, corporate debt securities and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income, net on the condensed consolidated statements of operations.

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

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amended the guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defer the effective date of ASU 2016-13 for smaller report companies. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of September 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$10,775	$—	$—	$10,775
Corporate debt	Level 2	35,862	—	(63)	35,799
Commercial paper	Level 2	57,767	—	—	57,767
U.S. government agency securities	Level 2	80,494	5	(63)	80,436
Subtotal		184,898	5	(126)	184,777
Less: Cash equivalents		(54,135)	—	—	(54,135)
Marketable securities		$130,763	$5	$(126)	$130,642

		As of December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$38,658	$—	$—	$38,658
Corporate debt	Level 2	71,149	30	(284)	70,895
Asset-backed securities	Level 2	105	—	(1)	104
Commercial paper	Level 2	71,328	—	—	71,328
U.S. government agency securities	Level 2	68,221	15	(441)	67,795
Subtotal		249,461	45	(726)	248,780
Less: Cash equivalents		(38,658)	—	—	(38,658)
Marketable securities		$210,803	$45	$(726)	$210,122

As of September 30, 2023, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of September 30, 2023.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of September 30, 2023 (in thousands):

September 30, 2023

Maturing in one year or less	$126,718
Maturing after one year through five years	3,924
Total	$130,642

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$7,416	$6,558
Leasehold improvements	3,295	3,295
Computer equipment	665	578
Furniture and fixtures	394	357
Total property and equipment	11,770	10,788
Less accumulated depreciation and amortization	(9,066)	(8,249)
Property and equipment, net	$2,704	$2,539

Depreciation and amortization expense was $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, and $0.9 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development expenses	$7,914	$3,473
Accrued compensation	5,508	4,618
Accrued professional and consulting services	531	327
Other	156	238
Total accrued expenses	$14,109	$8,656

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

The Company does not have any financing lease agreements as of September 30, 2023.

The following table summarizes maturities of operating lease liabilities as of September 30, 2023 (in thousands):

2023 (remaining three months)	$696
2024	2,855
2025	2,662
2026	2,137
Thereafter	—
Total future undiscounted lease payments	8,350
Less: Imputed interest	(888)
Total Lease Liabilities	$7,462

The following table summarizes the balance sheet classification of operating leases at September 30, 2023 (in thousands):

Operating leases
Operating lease right-of-use assets	$5,672

Operating lease liabilities, current	2,390
Operating lease liabilities, non-current	5,072
Total operating lease liabilities	$7,462

For the three and nine months ended September 30, 2023, the Company incurred $0.6 million and $1.8 million, respectively, of lease expense included in operating expenses in the condensed consolidated statement of operations in relation to the operating leases. Variable lease expense was insignificant for the three and nine months ended September 30, 2023. Rent expense was $0.7 million and $2.1 million during the three and nine months ended September 30, 2023, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2023, was $2.0 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

As of September 30, 2023, the weighted-average remaining lease term and discount rate for the Company’s operating leases was 3.0 years and 8.22%, respectively.

7. Collaboration Agreements

Collaboration and License Agreement with Hanmi

In December 2019, the Company entered into a Collaboration and License Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Ltd. (“Hanmi”), pursuant to which the Company granted Hanmi an exclusive license to develop, manufacture and commercialize tivumecirnon (formerly FLX475) and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights.

In consideration of such rights, under the Hanmi Agreement, the Company was entitled to $10.0 million, which consisted of an upfront payment of $4.0 million and a development milestone payment of $6.0 million that were received in December 2019 and April 2020, respectively. Additionally, the Company is eligible to receive contingent payments of up to $108.0 million upon the achievement of specified milestones, as well as double-digit royalties on future net sales of tivumecirnon in the Hanmi Territory.

The transaction price as of September 30, 2023, was $10.4 million, consisting of the upfront fee of $4.0 million, the near-term milestone payment of $6.0 million and $0.4 million related to the supply of tivumecirnon to Hanmi. The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to develop tivumecirnon in the Hanmi Territory.

The Company did not recognize revenue for the three and nine months ended September 30, 2023, and recognized zero and $1.5 million for the three and nine months ended September 30, 2022, respectively, as revenue pursuant to the Hanmi Agreement. As of September 30, 2023, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligation of providing Hanmi with the necessary know-how to develop tivumecirnon in the Hanmi Territory was substantially complete as of the second quarter of 2022.

8. Common Stock

As of September 30, 2023, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	4,080,049
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	13,500
Shares available for future grants under the 2019 Equity Incentive Plan	3,063,618
Pre-funded warrants issued and outstanding	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	445,780
Total	11,602,947

On August 11, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement, dated November 4, 2020, by and among the Company, Cantor and Stifel, Nicolaus & Company, Incorporated (the “Prior ATM Sales Agreement”). The ATM Sales Agreement provides for the sale and issuance of shares of common stock having an aggregate offering price of up to $150.0 million. As of September 30, 2023, there were up to $150 million of shares of common stock available for future issuance under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement or the Prior ATM Sales Agreement during the three and nine months ended September 30, 2023.

9. Stock-Based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the nine months ended September 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2022	2,993,280	$18.95	7.9	$9,425
Stock options granted	1,165,568	26.06
Stock options exercised	(40,127)	10.10
Stock options forfeited	(38,672)	22.66
Balances at September 30, 2023	4,080,049	$21.03	7.8	$6,096

As of September 30, 2023, 3,063,618 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the nine months ended September 30, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2022	27,000	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at September 30, 2023	13,500	$44.66

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,916	$1,307	$5,892	$3,755
General and administrative	2,413	1,558	6,770	4,484
Total stock-based compensation expense	$4,329	$2,865	$12,662	$8,239

As of September 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $32.7 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.7 years.

The Company recorded stock-based compensation expense related to the 2019 ESPP of $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.

10. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(31,371)	$(21,235)	$(85,922)	$(60,887)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	38,358,032	33,684,261	38,322,773	31,481,948
Net loss per share, basic and diluted	$(0.82)	$(0.63)	$(2.24)	$(1.93)

For the three and nine months ended September 30, 2023 and 2022, 4,000,000 pre-funded warrants to purchase the Company’s shares of common stock, issued in the May 2022 private placement financing, were included on a weighted average basis in the basic and diluted net loss per share calculation. As of September 30, 2023, all the pre-funded warrants issued in the private placement financing were outstanding.

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2023	2022
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	4,080,049	2,972,047
Estimated shares issuable under the 2019 ESPP	26,319	17,650
RSUs subject to future vesting	13,500	27,000
Total	4,119,868	3,016,697

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

Overview

We are a clinical stage immunology-based therapeutics company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. Our two lead drug candidates, zelnecirnon (formerly RPT193) and tivumecirnon (formerly FLX475), each target C-C motif chemokine receptor 4 (“CCR4”), a drug target that potentially has broad applicability in inflammatory diseases and oncology.

In March 2023, we initiated a global 14-week randomized, double-blind, placebo-controlled Phase 2a clinical trial to evaluate the efficacy and safety of zelnecirnon as an oral, once-daily monotherapy in patients with moderate-to-severe asthma. The global multicenter Phase 2a trial will assess the efficacy and safety of zelnecirnon in adult patients with moderate-to-severe Type 2-high asthma whose disease is partially controlled by standard medications. The double-blind, placebo-controlled study will compare 400 mg once-daily zelnecirnon to placebo in approximately 100 patients randomized 1:1. The primary endpoint is the proportion of patients who experience a loss of asthma control.

On November 3, 2023, we announced safety and efficacy data from our Phase 2 trial of tivumecirnon in patients with advanced non-small lung cancer (“NSCLC”) who had no prior checkpoint inhibitor therapy. The trial evaluated tivumecirnon in combination with the checkpoint inhibitor pembrolizumab. In this cohort of NSCLC patients, there were 36 patients evaluable for efficacy, of which 20 were PD-L1 positive (TPS ≥1%). In this PD-L1 positive subset of patients, the combination of tivumecirnon and pembrolizumab showed a 40% (8/20) confirmed overall response rate. In addition, the median PFS for the 20 patients was 6.3 months as of the data cutoff date of October 6, 2023, with several patients continuing on study. The combination of tivumecirnon and pembrolizumab was generally well tolerated in this Phase 2 NSCLC cohort. Tivumecirnon has now been dosed in more than 300 patients with various advanced cancers and has been generally well tolerated, and the combination with pembrolizumab has had no signal of increased immune-related toxicity over that expected with pembrolizumab alone. The data were presented in a poster at the Society of Immunotherapy of Cancer’s 38th Annual Meeting held in November 2023.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of September 30, 2023, we had an accumulated deficit of $453.8 million. We have incurred net losses of $85.9 million and $60.9 million for the nine months ended September 30, 2023 and 2022, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed an underwritten public offering (the “2022 Public Offering”) of 4,338,104 shares of common stock, at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed a sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999 and received approximately $49.8 million in net proceeds, after deducting offering expenses. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $184.8 million and working capital of $165.3 million. On August 11, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement, dated November 4, 2020, by and among the Company, Cantor and Stifel, Nicolaus & Company, Incorporated (the “Prior ATM Sales Agreement”). The ATM Sales Agreement provides for the sale and issuance of shares of common stock having an aggregate offering price of up to $150.0 million. As of September 30, 2023, there were up to $150.0 million of shares of common stock available for future issuance under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement or the Prior ATM Sales Agreement during the three and nine months ended September 30, 2023.We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

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

Components of Operating Results

Revenue

Revenue recognized during the prior year periods presented relates to the Hanmi Agreement that we entered into with Hanmi in December 2019. Pursuant to the Hanmi Agreement, we granted Hanmi an exclusive license to develop, manufacture and commercialize tivumecirnon and related compounds and products with respect to human cancers in the Hanmi Territory, and certain sublicense rights. We do not have any revenues after the second quarter of 2022, as all performance obligations were substantially completed during the second quarter of 2022, under the Hanmi Agreement.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of zelnecirnon and tivumecirnon and advance other programs into clinical development. Over the next few years, we expect our preclinical, clinical and contract manufacturing expenses to increase significantly relative to what we have incurred to date. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023. Our significant accounting policies are also described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	27,022	16,599	10,423	63%
General and administrative	6,897	5,079	1,818	36%
Total operating expenses	33,919	21,678	12,241	56%
Loss from operations	(33,919)	(21,678)	(12,241)	56%
Other income, net	2,548	443	2,105	475%
Net loss	$(31,371)	$(21,235)	$(10,136)	48%

Research and Development Expenses

Research and development expenses increased $10.4 million, or 63%, to $27.0 million for the three months ended September 30, 2023, from $16.6 million for the three months ended September 30, 2022. The increase in research and development expenses was primarily due to increases of $8.1 million in development costs related to zelnecirnon, $1.7 million in personnel costs, $0.4 million in lab supplies costs, $0.4 million in consulting costs, $0.5 million in facilities costs and $0.6 million in stock-based compensation expense, partially offset by decreases of $1.0 million in development costs related to tivumecirnon and $0.3 million in development costs related to early stage programs.

The following is a comparison of research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022
External development expenses:
Zelnecirnon (formerly RPT193)	$11,032	$2,956
Tivumecirnon (formerly FLX475)	2,429	3,421
Other programs	650	926
Internal research and development expenses	12,911	9,296
Total research and development expenses	$27,022	$16,599

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.8 million, or 36%, to $6.9 million for the three months ended September 30, 2023, from $5.1 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to increases of $1.0 million in personnel costs, $0.8 million in stock-based compensation expense, $0.1 million in consulting costs and $0.1 million in facilities, partially offset by a decrease of $0.2 million in insurance premiums.

Other Income, Net

Other income, net increased to $2.5 million for the three months ended September 30, 2023, from $0.4 million for the three months ended September 30, 2022. The increase was driven primarily by an increase in interest income due to higher interest rates from invested cash balances for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
Revenue	$—	$1,527	$(1,527)	(100)%
Operating expenses:
Research and development	74,238	47,628	26,610	56%
General and administrative	19,607	15,263	4,344	28%
Total operating expenses	93,845	62,891	30,954	49%
Loss from operations	(93,845)	(61,364)	(32,481)	53%
Other income, net	7,923	477	7,446	1561%
Net loss	$(85,922)	$(60,887)	$(25,035)	41%

Revenue

We did not recognize any revenue for the nine months ended September 30, 2023 and recognized $1.5 million for the nine months ended September 30, 2022, pursuant to the Hanmi Agreement. Revenue pursuant to the Hanmi Agreement was recognized by amortizing the transaction price allocated to the performance obligation over the related period of performance. The portion of the transaction price recognized is determined by applying a cost-based input method that compares costs incurred to date to total expected costs for the performance obligation over the estimated service period, as this method reflects the progress made towards providing Hanmi with the necessary know-how to develop tivumecirnon in the Hanmi Territory. As of September 30, 2023, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligations were substantially completed during the second quarter of 2022.

Research and Development Expenses

Research and development expenses increased $26.6 million, or 56%, to $74.2 million for the nine months ended September 30, 2023, from $47.6 million for the nine months ended September 30, 2022. The increase in research and development expenses was primarily due to increases of $16.2 million in development costs related to zelnecirnon, $0.3 million in development costs related to early stage programs, $5.3 million in personnel costs, $1.8 million in lab supplies costs, $1.4 million in facilities costs, $2.2 million in stock-based compensation expense and $0.9 million in consulting expenses, partially offset by a decrease of $1.5 million in development costs related to tivumecirnon.

The following is a comparison of research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
External development expenses:
Zelnecirnon (formerly RPT193)	$26,164	$9,990
Tivumecirnon (formerly FLX475)	8,336	9,792
Other programs	2,457	2,200
Internal research and development expenses	37,281	25,646
Total research and development expenses	$74,238	$47,628

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $4.3 million, or 28%, to $19.6 million for the nine months ended September 30, 2023, from $15.3 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to increases of $2.2 million in stock-based compensation expense, $2.1 million in personnel costs, $0.3 million in professional services, and $0.4 million in facilities costs, partially offset by $0.7 million decrease in insurance premiums.

Other Income, Net

Other income, net increased to $7.9 million for the nine months ended September 30, 2023, from $0.5 million for the nine months ended September 30, 2022. The increase was driven primarily by an increase in interest income due to higher interest rates from higher invested cash balances for the nine months ended September 30, 2023.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed the 2022 Public Offering of 4,338,104 shares of common stock at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed the sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999 and received approximately $49.8 million in net proceeds, after deducting offering expenses. During the year ended December 31, 2022, we sold 209,349 shares of our common stock in “at the market” offerings pursuant to the Prior ATM Sales Agreement, for net proceeds of $5.0 million, after deducting commissions and other offering related costs. No shares were sold under the Prior ATM Sales Agreement or the ATM Sales Agreement during the nine months ended September 30, 2023. As of September 30, 2023, there was up to $150 million in shares of common stock available for future issuance under the ATM Sales Agreement. We had cash and cash equivalents and marketable securities of $184.8 million and working capital of $165.3 million as of September 30, 2023. Our cash equivalents and marketable securities consist of commercial paper, corporate debt securities and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of September 30, 2023, we had an accumulated deficit of $453.8 million. We expect to incur substantial additional costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies, or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Additionally, the global financial markets have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impact of ongoing overseas conflicts, resulting in a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments may be threatened and our ability to raise additional capital could be substantially impaired. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our substantial capital requirements.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(69,294)	$(47,922)
Investing activities	83,494	(4,220)
Financing activities	989	55,821
Net increase in cash and cash equivalents	$15,189	$3,679

Cash Used in Operating Activities

Net cash used in operating activities was $69.3 million for the nine months ended September 30, 2023, reflecting a net loss of $85.9 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $10.1 million and net cash provided by changes in operating assets and liabilities of $6.5 million.

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

Cash Provided by Investing Activities

Cash provided by investing activities was $83.5 million for the nine months ended September 30, 2023, primarily from the proceeds from maturities of marketable securities of $190.8 million, partially offset by the purchases of marketable securities of $106.2 million and property and equipment for $1.1 million. Cash used in investing activities was $4.2 million for the nine months ended September 30, 2022, primarily from the purchase of marketable securities for $112.7 million and purchase of property and equipment for $0.8 million, offset by the proceeds from maturities of marketable securities of $109.3 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2023, from net proceeds from our employee stock plans. Net cash provided by financing activities was $55.8 million for the nine months ended September 30, 2022 from $49.8 million in net proceeds received from the sale of pre-funded warrants that was done as a private placement financing, $5.0 million in net proceeds from the sale of shares under the Prior ATM Sales Agreement and $1.0 million in net proceeds from our employee stock plans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Zelnecirnon and tivumecirnon are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability. Clinical development includes a lengthy and expensive process with an uncertain outcome and results of earlier studies and trials may not be predictive of future trial results. Zelnecirnon, tivumecirnon or other future drug candidates may not demonstrate the safety and efficacy necessary to support further clinical development or commercial viability.
•
We may not be successful in our efforts to use and expand our proprietary drug discovery and development engine to build a pipeline of drug candidates and, as an organization, we have no history of successfully developing drugs.
•
Even if regulatory approval is obtained for zelnecirnon, tivumecirnon or any other potential drug candidate, the drug candidate we commercialize may not achieve market acceptance and we may not generate any revenue from the sale or licensing of our drug candidates.
•
Undesirable side effects caused by zelnecirnon, tivumecirnon or any other potential drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities, which could compromise our ability to market and derive revenue from our drug candidates.
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
•
Our business could be materially and adversely affected in the future by effects of disease outbreaks, epidemics and pandemics.
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

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $85.9 million and $60.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $453.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

We expect our net losses to increase substantially as we advance the clinical development of our lead drug candidates, zelnecirnon and tivumecirnon. However, the amount of our future losses is uncertain. Our ability to generate revenue from product sales and achieve or sustain profitability, if ever, will depend on, among other things, successfully developing drug candidates, obtaining regulatory approvals to market and commercialize drug candidates, manufacturing any approved products on commercially reasonable terms, entering into any future collaborations or other partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient capital to finance our operations. If we, or any of our future partners, are unable to develop and commercialize one or more of our drug candidates, or if sales revenue from any drug candidate that receives regulatory approval is insufficient, we will not achieve or sustain profitability, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Zelnecirnon and tivumecirnon are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market or that have gained regulatory approval. Other than zelnecirnon and tivumecirnon, none of our drug candidates has ever been tested in humans. None of our drug candidates has advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Our ability to achieve and sustain profitability depends on us developing, obtaining regulatory approval for and successfully commercializing one or more drug candidates, either alone or with partners.

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we (i) have successfully completed preclinical studies for zelnecirnon and tivumecirnon, (ii) have successfully completed a Phase 1a/1b trial of zelnecirnon in healthy volunteers and patients with AD and a Phase 1 clinical trial with healthy volunteers for tivumecirnon and (iii) are conducting a Phase 2b trial of zelnecirnon in patients with AD, a Phase 2a trial of zelnecirnon in patients with asthma and a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for zelnecirnon, tivumecirnon or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of zelnecirnon, tivumecirnon or any other potential drug candidates.

Zelnecirnon and tivumecirnon are in clinical development, and we are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although zelnecirnon has shown activity in several preclinical models and in the placebo-controlled Phase 1b portion of the Phase 1a/1b trial in a small number of patients with AD, there is no guarantee that this effect will be shown to benefit patients in the larger and longer Phase 2b trial or in the Phase 2a trial in patients with asthma. Additionally, while tivumecirnon is currently in a Phase 1/2 clinical trial and has shown activity in a small number of patients with non-small cell lung cancer, there is no guarantee that tivumecirnon will ultimately prove to benefit patients. In the ongoing Phase 1/2 clinical trial of tivumecirnon, drug responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received tivumecirnon and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by tivumecirnon, or that the responses were spontaneous and unrelated to either tivumecirnon or pembrolizumab. We have discontinued, and may elect in the future to discontinue, development of tivumecirnon in certain indications if, among other reasons, data does not warrant moving forward. For example, in 2022, we made the decision not to move forward with development of tivumecirnon in nasopharyngeal cancer and checkpoint-naïve head and neck squamous cell carcinoma. Additionally, we may be unable to enroll the trial or complete the dosing interval due to the impact of unexpected world events. There can be no assurance that the intended effects of our drug candidates will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage therapeutics companies such as ours.

Tivumecirnon is currently undergoing clinical development and testing as a single agent and in combination with pembrolizumab (supplied by Merck under our existing collaboration agreement). Were Merck to terminate our collaboration agreement, we would be required to purchase pembrolizumab to continue our current and planned clinical trials or to introduce another anti-PD-1 therapy for co-administration with tivumecirnon in place of pembrolizumab, which may require us to restart preclinical studies or clinical trials. This could result in a change to our business plan and materially harm our business, financial condition, or results of operations and prospects. In addition, if tivumecirnon is approved as a treatment in combination with pembrolizumab, then the future availability of pembrolizumab for administration with tivumecirnon would affect our ability to commercialize tivumecirnon. For example, if the supply of pembrolizumab were constrained for any reason it could have the effect of limiting the commercial uptake of tivumecirnon, if approved for commercial sale.

We may not have the financial resources to continue development of, or to enter into new collaborations or partnerships for, zelnecirnon, tivumecirnon or any potential future drug candidates. Our position may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a drug candidate, such as:

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

Zelnecirnon, tivumecirnon or other future drug candidates may not demonstrate the safety and efficacy necessary to support further clinical development or commercial viability. Further, success in research and preclinical studies or early clinical trial results may not be indicative of results obtained in later trials. Likewise, preliminary, initial or interim data from clinical trials may be materially different from final data.

We have completed a Phase 1a/1b trial of zelnecirnon in healthy volunteers and in patients with AD. We are conducting a Phase 2b trial of zelnecirnon in patients with AD and a Phase 2a trial in asthma. In addition, we have completed a Phase 1 clinical trial with healthy volunteers for tivumecirnon. We are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab. We may ultimately discover that neither zelnecirnon nor tivumecirnon meet criteria to be determined to be therapeutically effective or safe. For example, although zelnecirnon has exhibited encouraging results in preclinical models of AD and allergic asthma and showed improvement compared to placebo in a common measure of disease severity in a small number of patients with AD, it may not demonstrate the same properties in larger numbers of humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on zelnecirnon. If zelnecirnon, tivumecirnon or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

A key element of our strategy is to use and expand our proprietary drug discovery and development engine to build a pipeline of potential drug candidates and advance these drug candidates through preclinical studies and clinical development for the treatment of various diseases. As an organization, we have never developed a drug candidate through to commercialization nor have we ever conducted a pivotal clinical trial. Although our research and development efforts to date have resulted in our identification and development of zelnecirnon, tivumecirnon and other potential future drug candidates, neither our proprietary drug discovery and development engine nor our organization has a track record of success. Our current drug candidates may not be safe or effective therapeutics and we may not be able to develop any successful drug candidates. Our proprietary drug discovery and development engine is evolving and may not reach a state at which building a pipeline of drug candidates is possible. Even if we are successful in building our pipeline of drug candidates, the potential drug candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including unacceptable toxicity or other characteristics that indicate that the drug candidates are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Even if the drug candidates we identify are suitable for clinical development, our lack of experience as an organization at developing drugs may cause us to fail in successfully developing the drug candidate through to commercialization. If we do not successfully develop and commercialize drug candidates, we will not be able to generate product revenue in the future.

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

Even if regulatory approval is obtained for a drug candidate, including zelnecirnon or tivumecirnon, we may not generate or sustain revenue from sales of such products. Market acceptance of our current and potential future drug candidates will depend on, among other factors:

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

If we or others later identify undesirable side effects caused by zelnecirnon or tivumecirnon, our ability to market and derive revenue from the drug candidate could be compromised.

Undesirable side effects caused by zelnecirnon, tivumecirnon or any other potential future drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not discovered any adverse side effects of zelnecirnon or tivumecirnon in healthy subjects that have limited our ability to test zelnecirnon or tivumecirnon in humans, it is possible that there will be undesirable side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development, or deny approval, of a drug candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenue.

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

As of September 30, 2023, we had $184.8 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of ongoing overseas conflicts and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In any event, if the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

Because we have limited financial and managerial resources, we intend to prioritize our efforts on specific research and development programs, including clinical development of zelnecirnon, tivumecirnon or other future drug candidates. As a result, we may forgo or delay pursuit of other opportunities, including with potential future drug candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

We may not be able to enter into collaborations or strategic transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future drug candidates, impact our cash position and increase our expenses.

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of drug candidates or technologies. For example, we entered a Collaboration and License Agreement with Hanmi in December 2019, pursuant to which we granted Hanmi the exclusive rights to develop, manufacture and commercialize tivumecirnon in the Hanmi Territory. The competition for partners is intense and the negotiation process may be time-consuming and complex. If we are not able to enter into collaborations or other strategic transactions, or continue our existing collaboration, we may not have access to necessary capital or expertise to further develop our potential future drug candidates or our drug discovery and development engine. Any such collaboration or other strategic transaction may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities on anticipated timelines. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate zelnecirnon in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic. Additionally, we have experienced, and may continue to experience, enrollment volumes that were lower than we had projected in our Phase 2b trial of zelnecirnon in AD, which has delayed and may further delay the expected timing of topline results from such trial. We cannot predict how difficult it will be to enroll patients for our clinical trials or whether we will be able to meet our anticipated timelines to provide initial data. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

We currently rely on third-party contract manufacturers for our current and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our drug candidates for clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of current and future clinical development materials, including our source for the manufacture of zelnecirnon and tivumecirnon. We cannot assure you that our preclinical or current or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and current and future clinical activities at commercially reasonable terms in the event that their services to us are interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

Our third-party manufacturers may be unable to successfully scale manufacturing of zelnecirnon, tivumecirnon or potential future drug candidates in sufficient quality and quantity, which would delay or prevent us from developing drug candidates and commercializing approved products, if any.

In order to conduct further clinical trials for zelnecirnon and tivumecirnon, as well as any potential future drug candidates, we will need to manufacture large quantities of these drug candidates. We may continue to use third parties for our manufacturing needs. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any current or potential future drug candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale the manufacture of any current or potential future drug candidate in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

If the market opportunities for our current and potential future drug candidates, including zelnecirnon and tivumecirnon, are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of inflammatory disease and cancers that zelnecirnon and tivumecirnon, respectively, may have the potential to treat is based on estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future drug candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may be further reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from zelnecirnon or tivumecirnon.

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

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as Agenus/Gilead, ChemoCentryx/Amgen and Tusk/Roche for oncology, and AnaptysBio and Dermira/Lilly for inflammatory diseases. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and other therapeutics for use in treating inflammatory diseases and cancer such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If zelnecirnon, tivumecirnon or any other future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or currently marketed.

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

As of September 30, 2023, we had 129 full-time employees. Our focus on the development of zelnecirnon, tivumecirnon and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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
•
natural disasters; political and economic instability, including wars, terrorism and political unrest, including as a result of ongoing overseas conflicts; outbreak of disease; boycotts, curtailment of trade and other business restrictions and implementation of tariffs;
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

Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics.

Disease outbreaks, epidemics and pandemics, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate zelnecirnon in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic, including vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.

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

Even if patents do successfully issue and even if such patents cover our current or any future technologies or drug candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to any patents we own or may in-license could deprive us of rights necessary for the successful commercialization of any current or future technologies or drug candidates that we may develop. Likewise, if patent applications we own or may in-license with respect to our development programs and current or future technologies or drug candidates fail to issue, if their breadth or strength is threatened or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or drug candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain, or any loss of, patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as zelnecirnon, tivumecirnon or other future drug candidates that emerge from our discovery program.

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

In Europe, a new unitary patent system took effect in June 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Our drug candidates, zelnecirnon and tivumecirnon, are in clinical development, and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future drug candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of a drug candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors, a Phase 2b clinical trial of zelnecirnon in patients with AD and a Phase 2a trial of zelnecirnon in patients with asthma. We may experience delays in initiating or completing our clinical trials. For example, in March 2020, we paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate zelnecirnon in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize zelnecirnon, tivumecirnon or other future drug candidates.

Zelnecirnon, tivumecirnon and other future drug candidates are and will be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug, therapeutic or biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we may develop will obtain the regulatory approvals necessary for us or our potential future partners to begin selling them.

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

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular drug candidate for which we are seeking approval. Further, we and our potential future partners may never receive approval to market and commercialize any drug candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If any of our drug candidates prove to be ineffective, unsafe or commercially unviable, we may have to re-engineer zelnecirnon, tivumecirnon or other future drug candidates, and our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we or potential future partners obtain for zelnecirnon, tivumecirnon or other future drug candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such drug candidate. In addition, if the FDA or other regulatory authority approves zelnecirnon, tivumecirnon or other future drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In August 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and due to subsequent legislative amendments, will remain in effect until 2032. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, in September 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (“CMS”) Innovation Center that will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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
•
the Health Insurance Portability and Accountability Act (“HIPAA”) which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third-party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As we conduct clinical trials of zelnecirnon and tivumecirnon, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of inflammatory disease and cancer treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities, our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, policies and contractual and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government investigations or enforcement actions (which could include civil or criminal penalties), private litigation (including class claims) and mass arbitration demands, fines or penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, adverse publicity and other adverse business consequences, which could negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information and clinical trial and other health data (collectively, sensitive data).

We and our current and any of our future collaborators may be subject to numerous data privacy and security obligations, such as various federal, state, local and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. In the United States, numerous federal, state and local laws and regulations exist that may apply to our operations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws, e.g., Section 5 of the Federal Trade Commission Act, and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of protected health information. In addition, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”) (collectively, “CCPA”), applies to personal information of consumers, business representatives and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices to such individuals about the company’s data collection, use and sharing practices, and to honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative penalties for noncompliance of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Colorado and Virginia, have also passed comprehensive data privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state comprehensive data privacy laws (including the CCPA) provide individuals with certain rights concerning their personal information, including the right to access, correct or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these state laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate our compliance efforts and increase compliance costs for us and our future customers and strategic partners.

Outside the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal information. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to the greater of €20 million under the EU GDPR, £17.5 million under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we conduct and may conduct in the future clinical trials in Asia and may therefore be subject to new and emerging data privacy regimes in Asia, including South Korea's Personal Information Protection Act, Taiwan’s Personal Data Protection Act, Thailand’s Personal Data Protection Act and Hong Kong’s Personal Data (Privacy) Ordinance.

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to data privacy and security obligations and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, clinical trial subjects about whom we or any of our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deceptive, unfair, deficient, lacking in transparency or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal information on our behalf.

We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. The failure (or perceived failure) of us or the third parties upon which we rely to comply with data privacy and security obligations could result in government enforcement actions, e.g., investigations, fines, civil or criminal penalties, audits, inspections, private litigation (including class claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal information, orders to destroy or not use personal information or adverse publicity. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class actions and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence ("AI") and other similar threats. For example, we have experienced attempted phishing attacks in the past.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

While we have implemented security measures designed to protect against security incidents, including measures designed to prevent the sharing and loss of patient data in our sample collection process associated with our drug discovery and development efforts, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; disputes with physicians, patients and our partners; monetary fund diversions; interruptions in our operations (including availability of data and interruptions and delays in our research and development work; financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

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

In addition to security incidents, sensitive data of the Company could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s or vendors’ use of generative AI technologies.

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

Our stock price has been and is likely to continue to be highly volatile. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•
our ability to advance zelnecirnon, tivumecirnon or other potential future drug candidates through clinical development;
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
•
changes in accounting principles;
•
terrorist acts, acts of war or periods of widespread civil unrest, including as a result of ongoing overseas conflicts;
•
natural disasters, medical epidemics, pandemics and other calamities; and
•
general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for pharmaceutical, therapeutics, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer, including in connection with ongoing overseas conflicts and potential future bank failures, each of which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic or financial conditions, macroeconomic factors including inflation and rising interest rates, and geopolitical instability, including instability resulting from ongoing overseas conflicts, may negatively affect the market price of our common stock, regardless of our actual operating performance. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Substantial purchases of common stock by existing stockholders could reduce the liquidity of the trading market for our common stock and increase volatility.

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

Our ability to use our net operating loss carryforwards (“NOLs”), and certain other tax attributes is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Business,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs and certain other tax attributes. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOLs generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020, federal NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, repealed or modified at any time. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. For instance, the recently enacted IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases In addition, for certain research and experimental expenses incurred in tax years beginning after December 31, 2021, the Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that such requirement will be repealed, deferred or otherwise modified. Changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future tax expenses.

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

Date: November 13, 2023

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)