Form 10-K
period 2023-12-31
RAPT Therapeutics, Inc.
filed 2024-03-07
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $399 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Market on June 30, 2023 of $18.70 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 4, 2024, the number of outstanding shares of the Registrant’s common stock, par value $0.0001 per share, was 34,797,702.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•
the initiation, cost, timing, progress and results of research and development activities, preclinical studies and clinical trials with respect to zelnecirnon (RPT193), tivumecirnon (FLX475) and other potential future drug candidates;
•
our ability to identify, develop and commercialize drug candidates;
•
our ability to advance zelnecirnon, tivumecirnon or other future drug candidates into, and successfully complete, preclinical studies and clinical or field trials;
•
our ability to obtain and maintain regulatory approval of zelnecirnon, tivumecirnon or other future drug candidates, and any related restrictions, limitations and/or warnings in the label of an approved drug candidate;
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
•
Zelnecirnon and tivumecirnon are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability. Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Zelnecirnon, tivumecirnon or other future drug candidates may not demonstrate the safety and efficacy necessary to support further clinical development or commercial viability. For example, on February 16, 2024, the U.S. Food and Drug Administration (“FDA”) verbally notified us that a clinical hold has been placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants. We are actively engaged in discussions with the FDA as part of our efforts to lift the clinical hold. However, there can be no assurance that we can address the issues resulting in the clinical hold in a timely manner or at all. We may not be able to continue the trials and the trials may not yield meaningful data.
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
•
Undesirable side effects caused by zelnecirnon, tivumecirnon or any other potential drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities, which could compromise our ability to market and derive revenue from our drug candidates. For example, the clinical hold placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma was based on a serious adverse event of liver failure in one patient in the AD trial, the cause of which is currently unknown but has been characterized as potentially related to zelnecirnon. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants. We are actively engaged in discussions with FDA as part of our efforts to lift the clinical hold. However, there can be no assurance that we can address the issues resulting in the clinical hold in a timely manner or at all.
•
We will need substantial additional funds to advance development of drug candidates and our drug discovery and development engine, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future drug candidates. For example our efforts to lift the clinical hold and advance zelnecirnon may result in additional expenses.
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
•
Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our services, limit their use or adoption and otherwise negatively affect our operating results and business.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1. Business.

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. Our lead inflammation drug candidate, zelnecirnon (RPT193), and our lead oncology drug candidate, tivumecirnon (FLX475), each target C-C motif chemokine receptor 4 (“CCR4”), a drug target that potentially has broad applicability in inflammatory diseases and oncology.

Our lead inflammation drug candidate, zelnecirnon, is designed to selectively inhibit the migration of type 2 T helper cells (“Th2 cells”) into inflamed tissues. Th2 cells are known to be drivers of inflammatory diseases, including atopic dermatitis (“AD”), asthma, chronic obstructive pulmonary disease (“COPD”), chronic spontaneous urticaria (“CSU”), alopecia areata, prurigo nodularis, chronic rhinosinusitis with nasal polyps (“CRSwNP”), allergic rhinitis and eosinophilic esophagitis. We believe zelnecirnon, if approved, could fill an unmet medical need for a safe and efficacious oral drug in the treatment of inflammatory diseases. We chose to pursue AD as the first indication for zelnecirnon because we believe the characteristics of the disease present an opportunity to demonstrate zelnecirnon’s anti-inflammatory effect with the potential for good translatability to later-stage clinical trials. In June 2021, we announced positive topline results from our randomized placebo-controlled Phase 1b clinical trial of zelnecirnon as monotherapy in 31 patients with moderate-to-severe AD. After four weeks of treatment, patients who received zelnecirnon showed greater improvement from baseline compared to the placebo group in several standard measures of disease severity, including the Eczema Area and Severity Index (“EASI”) and the validated Investigator Global Assessment (“vIGA”). In the two-week period following the end of treatment, the zelnecirnon group showed continued improvement and further separation from placebo in these measures. We believe the results from this Phase 1b trial provide clinical proof-of-concept (“PoC”) in AD and potentially additional Th2-driven inflammatory diseases. We have advanced zelnecirnon to a Phase 2b clinical trial in patients with moderate-to-severe AD and to a Phase 2a clinical trial in patients with moderate-to-severe asthma.

On February 16, 2024, the FDA verbally notified us that a clinical hold has been placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma. The clinical hold determination was based on a serious adverse event of liver failure in one patient in the AD trial, the cause of which is currently unknown but has been characterized as potentially related to zelnecirnon. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants.

Our lead oncology drug candidate, tivumecirnon, is designed to selectively inhibit the migration of immunosuppressive regulatory T cells (“Treg”) into tumors. We are conducting a multi-cohort Phase 1/2 clinical trial investigating tivumecirnon as monotherapy and in combination with the programmed cell death (“PD-1”) checkpoint inhibitor pembrolizumab to study the safety and potential clinical activity of tivumecirnon in patients with advanced cancer. We have disclosed initial observations from the Phase 2 portion of the trial that demonstrated clinical activity of tivumecirnon as monotherapy as well as in combination with pembrolizumab, and we believe these early observations establish initial clinical PoC for tivumecirnon. In November 2023, we announced safety and efficacy data from the Phase 2 trial of patients with advanced checkpoint-naïve non-small cell lung cancer (“NSCLC”) treated with tivumecirnon in combination with pembrolizumab. In this cohort, there were 36 patients evaluable for efficacy of which 20 were PD-L1 positive (TPS ≥1%). In this PD-L1 positive subset of patients, the combination of tivumecirnon and pembrolizumab showed a 45% (9/20) confirmed overall response rate (“ORR”). The confirmed ORRs for the combination of tivumecirnon and pembrolizumab in the PD-L1 low (TPS 1-49%) and high (TPS ≥50%) subsets were 44% (7/16) and 50% (2/4), respectively. In addition, the median progression-free survival (“PFS”) for the 20 PD-L1 positive patients was 6.3 months as of the data cutoff date of October 6, 2023, with several patients still on study as of February 2024. In addition to the NSCLC cohort, as of February 2024, we have expanded Stage 2 cohorts ongoing in EBV+ lymphoma (monotherapy) and checkpoint-experienced head and neck squamous cell carcinoma (combination).

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

We hold worldwide rights to each of our drug candidates, with the exception of the exclusive license granted to Hanmi Pharmaceutical Ltd. (“Hanmi”) for tivumecirnon in the Republic of Korea, the Republic of China (Taiwan), and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”).

Our Strategy

•
Advance zelnecirnon through clinical development to commercialization across multiple inflammatory diseases, starting with AD. We chose to pursue AD as the first indication for zelnecirnon because we believe the characteristics of the disease present an opportunity to demonstrate zelnecirnon’s anti-inflammatory effect with the potential for good translatability to later-stage clinical trials. We believe we have established clinical PoC with our Phase 1b data and have advanced zelnecirnon to a Phase 2b clinical trial.
•
Expand development of zelnecirnon into asthma and additional inflammatory diseases. As with AD, we believe that there remains significant unmet medical need and market potential for a safe and efficacious oral agent for the treatment of asthma. With our Phase 1b data, we believe zelnecirnon has potential clinical translatability in a variety of inflammatory diseases beyond AD and have initiated a Phase 2a clinical trial of zelnecirnon in patients with asthma. Our goal is to develop zelnecirnon in multiple inflammatory diseases, including AD, asthma and potentially COPD, CSU, alopecia areata, prurigo nodularis, CRSwNP, allergic rhinitis and eosinophilic esophagitis.
•
Advance tivumecirnon through clinical development in non-small cell lung cancer and potentially other cancers. We believe our Phase 2 data for tivumecirnon in combination with anti-PD1 therapy in checkpoint-naïve NSCLC patients are encouraging and warrant further development. Our goal is to expeditiously progress into registrational trials to ultimately enable treatment of NSCLC and potentially other cancer patients for whom current treatments are inadequate.
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

Drug Discovery and Development Engine

We credit our efficient identification of therapeutic targets and drug candidate selection to our proprietary drug discovery and development engine, which relies on our team’s deep expertise in immunology and chemistry, supported by computational sciences and the ability to exploit difficult targets. The key pillars of our proprietary drug discovery and development engine are as follows.

1)
Computationally Driven Disease Target and Biomarker Identification. We use proprietary methods to identify targets that we believe have a high propensity to drive the immune response in disease states by computationally screening a combination of proprietary and public databases. Through this process we also identify biomarkers that can guide our clinical development strategy and increase the probability of clinical success. A computational screen we designed to seek tumor-infiltrating lymphocyte modulating genes identified CCR4 as a potential target. In addition to well-known and clinically validated targets such as PD-1 and CTLA-4, our target identification approach has also uncovered what we believe are key immune drivers of pathology that have not been fully explored but which may offer significant therapeutic potential.
2)
Computationally Enabled Design of Small Molecule Drug Properties. Key to our rapid discovery of small molecules is our use of structure and computationally assisted drug design strategies to improve potency, selectivity and pharmacokinetic properties and early testing in physiologically relevant immune assays to identify highly selective, orally-administered small molecules. This seamless integration of biology, chemistry and computational disciplines allows for shorter cycle times and quicker iterations between hypothesis and compound selection.
3)
Data-Driven Patient Selection. A key strategy for every program is to identify a patient selection and enrichment approach. Our proprietary drug discovery and development engine enables enrichment and prospective selection of patients in our early clinical trials that we believe increase the probability of clinical success. Using proprietary and public databases, we can mine contextually rich molecular and clinical data from disease tissues to identify tumor types and inflammatory disease indications that we believe will be most likely to respond to our therapeutic agents.
4)
Nimble Clinical Execution. We design efficient state-of-the-art clinical trials at all stages of development, incorporating patient enrichment and biomarker-based selection strategies where appropriate and identifying opportunities for potential accelerated regulatory approval.

Background on CCR4 in Inflammatory Diseases and Oncology

Our proprietary drug discovery and development engine has identified the cell surface receptor CCR4 as a drug target that potentially has broad applicability in inflammatory diseases and oncology. Receptors such as CCR4 bind to chemokines that orchestrate migration and homing of immune cells to specific tissues throughout the body. Chemokines specific for CCR4 are secreted from inflamed tissues and tumors but are not highly expressed in healthy tissues. Our approach is designed to enable selective restoration of the immune response within inflamed tissues or the tumor without systemically depleting immune cells and broadly suppressing the immune system. Each of our two drug candidates, zelnecirnon and tivumecirnon, target CCR4 in a manner we believe is well suited for inflammatory disease and cancer, respectively.

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

Our Lead Inflammation Drug Candidate—Zelnecirnon (RPT193)

Our lead inflammation drug candidate, zelnecirnon, is a CCR4 antagonist designed to selectively inhibit the migration of Th2 cells into inflamed tissues. Th2 cells are known to be drivers of inflammatory diseases such as AD, asthma, COPD, CSU, alopecia areata, prurigo nodularis, CRSwNP, allergic rhinitis and eosinophilic esophagitis. The current standard of care for AD includes topical creams and steroids as well as injectable biologics, such as dupilumab. Despite recent progress in the treatment of inflammatory diseases, including AD, we believe there remains a significant unmet need for a safe, oral treatment with an attractive efficacy profile and that zelnecirnon, if approved, could fill this unmet need.

We hold worldwide rights to zelnecirnon and own granted patents with respect to zelnecirnon that are scheduled to expire in 2039 (not including any applicable extensions, if approved). Two of those granted U.S. patents cover the composition of matter of zelnecirnon and one covers the therapeutic uses of zelnecirnon. Zelnecirnon is chemically distinct from tivumecirnon, our CCR4 antagonist for oncology.

Background—Th2 Cells and Inflammatory Disease

Th2 cells express high levels of CCR4 and are clinically validated drivers of many inflammatory diseases, including AD, asthma, COPD, CSU, CRSwNP, alopecia areata, prurigo nodularis and eosinophilic esophagitis. When a pathogen comes into contact with the skin or mucosal lining of the nose or lungs, innate immune cells and antibodies that recognize the pathogen initiate a release of inflammatory cytokines. While this Th2 response may be highly effective against foreign pathogens, particularly parasites, sometimes the body overreacts to benign substances in this way, resulting in a significant influx of Th2 cells, leading to highly inflammatory conditions.

Zelnecirnon Acts on a Well-Validated Th2 Pathway in AD and Asthma

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

Atopic Dermatitis Overview

AD is a chronic, inflammatory skin disease characterized by skin barrier disruption and immune dysregulation. Patients with AD have chronically inflamed skin lesions that cause, among other disabilities, debilitating pruritus (itch), which can severely impair quality of life. Onset of AD often occurs during childhood and can persist into adulthood. The estimated U.S. diagnosed prevalence of AD is approximately 19 million individuals. Over 60% of these adults have disease characterized as moderate to severe. Furthermore, an estimated seven million children have AD, of which approximately 50% experience moderate-to-severe disease.

AD Standard of Care

Creams, ointments and topical steroids, or other topical or systemic anti-inflammatory agents, are routinely used to manage skin health and reduce skin inflammation in patients with mild-to-moderate AD. Patients with AD who do not achieve sustained alleviation of symptoms with topical treatments have historically been prescribed systemic steroids or other systemic immunosuppressive agents such as cyclosporine. While these are effective as temporary treatments of flare-ups, extended use has been associated with many potential side effects or adverse events. Systemic steroids, such as prednisone, are not recommended to induce stable remission due to numerous side effects and the propensity of severe disease flares upon treatment cessation. Cyclosporine is also not suitable for long-term use as it has been associated with renal toxicity, hirsutism, nausea and lymphoma, and patients must discontinue use after one to two years.

We believe that topical immunosuppressive agents inadequately address the systemic nature of AD. Furthermore, safety issues associated with systemic immunosuppressants such as steroids and cyclosporine make them inappropriate for chronic administration.

For patients whose AD is not adequately controlled by topical steroids, a number of systemic medications have been approved. Dupilumab is an injectable biologic agent that was approved for moderate-to-severe AD in the United States and Europe in 2017. Dupilumab targets the Th2 pathway and prevents T cell activation and amplification of proinflammatory signaling pathways by blocking IL-4 receptor alpha, (“IL-4Ra”), preventing IL-4 and IL-13 binding. Approximately 36% of patients receiving weekly or biweekly injections of dupilumab achieved significant improvement in disease symptoms. Other biologic agents targeting IL-13 are also available as options as systemic medication for moderate-to-severe AD including tralokinumab, approved in the United States and Europe, and lebrikizumab, approved in Europe and seeking approval in the United States.

Two orally administered JAK inhibitors, abrocitinib and upadacitinib, have been approved in the United States and Europe for use in patients who have had an inadequate response to, or are unable to take, alternative systemic medications such as injectable biologics. JAK inhibitors block the signaling pathway to multiple proinflammatory cytokines, including IL-4 and IL-13, thereby preventing the downstream signaling of Th2 cells at the sites of inflammation. While JAK inhibitors have demonstrated comparable clinical efficacy to that of dupilumab and offer the advantage of oral dosing, JAK inhibitors are broadly immunosuppressive and therefore may not be suitable for long-term dosing. Additionally, the FDA has placed black box warnings for JAK inhibitors due to the potential for serious infections, malignancies, increased mortality in certain patient groups, major adverse cardiovascular events and thromboembolic events.

Despite these recent developments, we believe that there remains significant unmet medical need and market potential for a safe and efficacious oral agent for the treatment of AD. We believe that preventing the migration of Th2 cells into inflamed tissues with an oral CCR4 antagonist represents a highly differentiated approach. We further believe that an oral agent with a favorable safety and efficacy profile would offer an attractive alternative for patients compared to the biweekly injections associated with dupilumab. While the JAK inhibitor agents are orally administered, they are approved for use in later lines of treatment, as they are broadly immunosuppressive and therefore may not be suitable for long-term maintenance.

Overview of Other Inflammatory Diseases

In addition to AD, a number of inflammatory diseases are characterized by an inflammatory response to cytokines produced by Th2 cells. These diseases include asthma, COPD, CSU, alopecia areata, prurigo nodularis, CRSwNP, allergic rhinitis and eosinophilic esophagitis.

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

Standard treatment of asthma includes inhaled beta2-agonists for the treatment of acute symptoms and in conjunction with daily low-dose inhaled corticosteroid (“ICS”) monotherapy as a first-line maintenance treatment. The anti-immunoglobin E (“Anti-IgE”) monoclonal antibody omalizumab and IL-4Ra antagonist dupilumab can be prescribed for individuals with asthma who are uncontrolled on ICS therapy and demonstrate evidence of either allergic or eosinophilic asthma, respectively. In addition, other biologics targeting the IL-5 pathway, e.g., mepolizumab, benralizumab and reslizumab, as well as tezepelumab, which targets the thymic stromal lymphopoietin (“TSLP”), are available for patients with severe asthma with all but tezepelumab targeting the eosinophilic asthma subtype. While these therapies are generally effective, they are administered via injection or infusion and their targets are downstream of CCR4, presenting a market opportunity for an oral, upstream alternative.

Chronic Obstructive Pulmonary Disease

COPD is a chronic inflammatory disease of the airways characterized by airflow limitation that is not fully reversible with medication, swelling and hyperproduction of mucus, which can result in coughing and shortness of breath. It is a disease typically seen in adults with an estimated prevalence of about 10% in individuals over the age of 40 in the United States. It is often associated with a history of exposure to lung irritants such as smoking or exposure to dust or fumes through work or based on local environmental conditions. However other exposures, including some lung and other infections, may contribute to an increased risk of developing COPD.

The pathophysiology of COPD is complex, but approximately a third of stable COPD patients display evidence of a contribution by uncontrolled allergic inflammation (based on increased peripheral blood eosinophil counts).

Standard treatment of COPD includes reducing exposure (such as limiting or quitting smoking) and lifestyle modifications (such as exercise). The aim of pharmacologic therapy is to decrease symptoms and exacerbations as well as improve quality of life. The first step in medications includes inhaled bronchodilators (beta2-agonists and muscarinic antagonists). As risk level for exacerbations increases, both forms of bronchodilators may be combined and ultimately, in the highest risk group, ICS may also be added as part of “triple therapy” with a beta2-agonist, muscarinic antagonist and ICS. For those with refractory COPD who do not respond to triple therapy, a PDE-4 inhibitor, roflumilast or chronic antibiotic therapy are additional steps. Limitations with this approach exist as roflumilast has common and significant gastrointestinal side effects and modest impacts on decreasing exacerbation rates. Chronic antibiotic therapy with azithromycin has shown variable evidence of effect in refractory COPD and can lead to QT prolongation and/or hearing loss. Thus, we believe there remains an unmet need for a systemic medication for patients with refractory COPD.

In 2023, two studies with dupilumab showed evidence of significant decreases in exacerbations in COPD patients. Both studies focused on COPD patients with evidence of allergic inflammation. These data suggest that targeting allergic inflammation has potential to treat a key subset of COPD patients. While dupilumab has shown evidence of effect, it is not yet approved for use in COPD and is also administered by injection. Thus, we believe COPD presents a market opportunity for an oral alternative that targets this core biology.

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

Current treatment guidelines for CSU recommend the use of oral H1-antihistamines as a first-line therapy, with dose escalation of up to four times the standard dose in lower responders. Up to 50% of patients with CSU do not respond to H1-antihistamines and can be prescribed omalizumab, an injected monoclonal antibody, which maintains an approximately 65% response rate as a second-line treatment. Dupilumab has also demonstrated clinical effects in CSU patients in Phase 3 trials, supporting a role for allergic inflammation in CSU. Given the responses observed with approved biologic drugs, there remains an unmet need for a safe, efficacious therapy with a favorable oral dosing profile. CCL17 and CCL22 are elevated in CSU, supporting the potential use of zelnecirnon in this indication.

Alopecia Areata

Alopecia areata is an inflammatory disease of the hair follicle that results in nonscarring hair loss. Hair loss ranges from patchy to complete loss of scalp, eyebrow, eyelash and body hair. Alopecia areata affects approximately 1 in 1000 people worldwide with both children and adults affected.

Standard treatment for alopecia areata includes: topical or intralesional corticosteroids for limited to extensive hair loss or an oral JAK inhibitor, e.g., baricitinib, for extensive hair loss. Based on a Phase 2a study of dupilumab, patients with evidence of dysregulated allergic inflammation (based on a high serum IgE level) showed preliminary evidence of improvement compared to placebo. Thus, allergic inflammation may play a role in driving disease in a subset of patients and zelnecirnon could provide an additional, oral, therapeutic option for these patients.

Prurigo Nodularis

Prurigo Nodularis is a chronic skin disorder that manifests as multiple, firm, pruritic nodules. Patients are typically older with a median age of approximately 60 years and a prevalence of ~5-10 per 10,000 people in the United States.

Current management of prurigo nodularis involves the use of anti-pruritics, particularly sedating anti-histamines at bedtime, as well as emollients and occlusive dressings to soothe and/or prevent scratching. Topical and intralesional corticosteroids have been used for more limited disease, but widespread or recalcitrant disease requires systemic therapies. Phototherapy has been one option for widespread disease. In terms of medical therapy, conventional immunosuppressants, including methotrexate and cyclosporin have been used with varying success. Dupilumab was recently approved for prurigo nodularis supporting a clear role for allergic inflammation and Th2 cytokines in driving prurigo nodularis. These data also support the potential utility of zelnecirnon in prurigo nodularis.

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

Standard treatment of CRSwNP utilizes topical and oral steroids, antibiotics and ultimately surgical intervention if symptoms are not adequately controlled by available therapies. IgE antibodies may play a role in CRSwNP, with total IgE levels correlating with disease severity, as assessed by CT scan. As a result, anti-IgE antibody omalizumab and anti-IL-5 antibodies, including mepolizumab, have been evaluated as treatment alternatives for CRS, with mepolizumab now considered a recommended treatment for CRSwNP patients. Dupilumab has also demonstrated activity in CRSwNP in Phase 3 trials. Compared to these widely used injectable biologics, we believe that an orally dosed therapy with comparable safety and efficacy results would have a competitive profile. Given the activity of the Th2-targeted biologics, we believe that zelnecirnon represents a potential oral treatment for this indication.

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

The current treatment paradigm for severe forms of perennial allergic rhinitis includes topical, corticosteroid nasal sprays to minimize the inflammatory effects of continued allergen exposure. Anti-histamine nasal sprays and non-sedating, systemic anti-histamines are also used in conjunction with corticosteroid nasal sprays. A significant number of patients remain refractory to these treatments. Systemic therapy options for such patients are limited and include montelukast, a leukotriene receptor antagonist. While used more commonly in the past, neuropsychiatric changes reported with montelukast led to a black box warning. We believe there is an unmet need in the tolerability and safety profiles of patients with severe refractory cases of allergic rhinitis given the dearth of systemic options available. CCL17 and CCL22 are elevated in allergic rhinitis, supporting the potential use of zelnecirnon in this indication.

Eosinophilic Esophagitis

Eosinophilic esophagitis is a chronic inflammatory disease of the esophagus impacting both children and adults. It is estimated that eosinophilic esophagitis affects at least 150,000 people in the United States. Studies from Western Europe, Australia and North America estimate prevalence to be 50-100 cases per 100,000 persons. Eosinophilic esophagitis is caused by the presence of a large number of eosinophils in the esophagus, which stems from many factors such as immune hypersensitivity, environmental proteins and genetics.

Standard treatment for eosinophilic esophagitis includes diet modification, esophageal dilation and drugs, with topical corticosteroids as a first-line medication. It is estimated that there is at least a partial symptomatic response seen in 60-75% of adults with eosinophilic esophagitis who take topical steroids. While steroids offer symptomatic relief once treated, patients are required to continue maintenance regimens as disease recurrence is common after discontinuation of treatment. Dupilumab was recently approved for eosinophilic esophagitis following demonstrated activity in eosinophilic esophagitis in clinical trials, supporting the potential use of zelnecirnon in this indication.

Our Inflammatory Disease Solution: Zelnecirnon

While there are marketed injectable biologics and oral JAK inhibitors, as well as oral drug candidates and injectable biologics in clinical development, we believe there is an unmet need in the treatment landscape for a safe and efficacious oral therapy for the long-term treatment of AD. We believe zelnecirnon, our oral, small molecule CCR4 antagonist designed to block the migration of inflammatory Th2 cells into inflamed tissues, can, if approved, fill this unmet need.

Zelnecirnon has demonstrated the ability to block the migration of mouse and human Th2 cells in vitro and in vivo and has demonstrated activity in multiple preclinical mouse models of AD and asthma. The observed activity in preclinical mouse models was similar to that of commercially available anti-mouse IL-13 and anti-IL-4 receptor antibodies, which we believe are representative of the class of biologics such as dupilumab, lebrikizumab and others targeting Th2-derived cytokines such as IL-4 and IL-13. We believe that the results observed in these models demonstrate the clinical potential to treat a number of Th2-driven inflammatory diseases.

Zelnecirnon for Atopic Dermatitis

Preclinical Data: Zelnecirnon Reduces Skin Inflammation in a Therapeutic Th2-Driven AD Model

In a mouse model of AD, repeated systemic sensitization to fluorescein isothiocyanate (“FITC”), which induces a strong Th2 cell-mediated response leading to increased expression of Th2 cytokines IL-4, IL-5 and IL-13. This leads to inflammation resulting in swelling that is measured as ear thickness. In this therapeutic model, mice receive treatment 24 hours following the allergen challenge when significant ear inflammation was already observed. Oral administration of zelnecirnon resulted in a statistically significant reduction in ear thickness compared to treatment control (p < 0.05). When comparing to the respective vehicle or isotype control, zelnecirnon, anti-IL-13 antibody and an anti-IL-4R antibody had similar effects. Therefore, the treatment effect of once daily dosing of zelnecirnon was comparable to that observed with the systemic administration anti-IL-13 and anti-IL-4R antibodies.

Zelnecirnon Reduces Skin Inflammation in a Therapeutic Th2-Driven AD Model

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

The blinded Phase 1a portion of the Phase 1a/1b trial was a standard single and multiple dose escalation (“SAD/MAD”) study. The data from the Phase 1a study demonstrated pharmacokinetics and pharmacodynamics that support once-daily oral dosing with zelnecirnon, and blinded review of safety data supported initiation of the Phase 1b portion of the trial.

Phase 1a Data Supports Once-Daily Dose

The Phase 1b portion of the Phase 1a/1b trial was a randomized, double-blind, placebo-controlled study examining zelnecirnon as monotherapy in patients with moderate-to-severe AD. The study enrolled 31 patients who had an inadequate response to, or were intolerant of, topical corticosteroids. Of the 31 patients enrolled, 21 were treated with 400 mg of zelnecirnon, administered orally once-daily for four weeks, while 10 patients received placebo. The Phase 1b trial was not powered to achieve statistical significance for any particular endpoint.

At the end of the four-week treatment period, the zelnecirnon group showed clear improvement in key exploratory efficacy measures compared to placebo, including EASI, vIGA and pruritus Numerical Rating Scale (“NRS”).

•
Patients treated with zelnecirnon achieved a 36.3% improvement in EASI score from baseline, compared with a 17.0% improvement in patients in the placebo group.
•
42.9% of patients treated with zelnecirnon achieved a 50% improvement in EASI score (“EASI-50”), compared with 10.0% in the placebo group.
•
4.8% of patients treated with zelnecirnon achieved a vIGA score of 0/1 and at least a two-point improvement over baseline, compared with 0.0% in the placebo group.
•
45.0% of patients treated with zelnecirnon achieved at least a four-point reduction in the pruritus NRS score, compared with 22.2% in the placebo group.

Patients were also evaluated for exploratory endpoints at six weeks, i.e., two weeks after the end of treatment. At the six-week timepoint, patients treated with zelnecirnon showed further improvement in EASI score and vIGA:

•
Patients treated with zelnecirnon achieved a 53.2% improvement in EASI score from baseline, compared with a 9.6% improvement in patients in the placebo group.
•
61.9% of patients treated with zelnecirnon achieved EASI-50, compared with 20.0% in the placebo group.
•
14.3% of patients treated with zelnecirnon achieved a vIGA score of 0/1 and at least a two-point improvement over baseline, compared with 0.0% in the placebo group.

Based on exploratory statistical analyses, the difference between zelnecirnon and placebo on the percent change in EASI score was statistically significant at the six-week timepoint (p < 0.05). No other endpoints or timepoints achieved statistical significance.

Other measures of clinical effect commonly used in clinical trials for AD include EASI-50, EASI-75 (a 75% improvement in EASI score) and EASI-90 (a 90% improvement in EASI score) as well as vIGA 0/1 (achieving clear or almost clear skin on the vIGA). Data from the Phase 1b trial show that, at the six-week timepoint, the proportion of the zelnecirnon group who achieved EASI-50, EASI-75, EASI-90 and vIGA 0/1 were all greater than the proportion of the placebo group.

Proportion of EASI-50, 75, 90 and vIGA 0/1 (Clear/Almost Clear)

70%
60%
50%
40%
30%
20%
10%
0%
*
61.9%
20%
28.6%
0%
9.5%
0%
14.3%
0%
EASI-50
EASI-75
EASI-90
vIGA 0/1
PbO
RPT193

$^*p < 0.05$

Zelnecirnon was well tolerated in the Phase 1b study. No serious adverse events were reported, and all adverse events reported were mild or moderate in intensity. The overall safety profile of zelnecirnon from the Phase 1a study in healthy volunteers and from the Phase 1b study in patients with moderate-to-severe AD suggest zelnecirnon is a well-tolerated oral drug that would not require any laboratory safety monitoring.

RPT193-02: Phase 2b Clinical Trial in Atopic Dermatitis

In May 2022, we initiated a 16-week randomized, double-blind, placebo-controlled Phase 2b clinical trial to further evaluate the efficacy and safety of zelnecirnon as monotherapy in patients with moderate-to-severe AD. The Phase 2b study compares three oral dose levels of zelnecirnon (50, 200 and 400 mg once daily) to placebo with a treatment duration of 16 weeks and will enroll approximately 67 patients in each of the four cohorts (three active and one placebo). The co-primary endpoints for the trial are the percent change in EASI from baseline at week 16 and incidence of treatment emergent adverse events. Key secondary endpoints include the percentage of patients achieving a vIGA score of 0 or 1 at week 16, the percentage of patients achieving EASI-75 at week 16 and the percent change from baseline in the Peak Pruritus Numerical Rating Scale (PP-NRS) from an itch daily e-diary at week 16. Furthermore, given maximum clinical benefit in the four-week Phase 1b trial was observed two weeks after cessation of treatment, patients in the Phase 2b trial will be followed for an additional eight weeks beyond the 16-week treatment period to understand whether sustained responses and/or further improvement in clinical parameters are observed beyond the treatment period.

On February 16, 2024, the FDA verbally notified us that a clinical hold has been placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma. The clinical hold determination was based on a serious adverse event of liver failure in one patient in the AD trial, the cause of which is currently unknown but has been characterized as potentially related to zelnecirnon. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants.

Zelnecirnon for Asthma

Preclinical Data: Zelnecirnon Efficacy in a Preclinical Model of Allergic Asthma

In a model of allergic asthma induced by the allergen ovalbumin (“OVA”), mice treated with zelnecirnon showed significantly reduced immune cell migration into the lungs and reduced Th2-derived cytokines such as IL-5 and IL-13, which are drivers of the disease. Analysis of bronchoalveolar lavage fluid (“BALF”) taken from the lungs of the mice showed dose-dependent decreases in both IL-5 and IL-13. Not unexpectedly, anti-IL-13 had no effect on levels of IL-5 in the BALF. The reduction of the cellular infiltrate and the level of Th2-derived cytokines in the BALF supports the hypothesis that zelnecirnon was effective in reducing migration of Th2 cells into the lungs as evidenced by lowered overall allergic inflammation.

We believe the overall activity of zelnecirnon in this OVA-induced asthma model suggests that zelnecirnon, if approved, could fill an unmet medical need for the treatment of allergic disorders and as an orally available therapy, could represent a significant advantage over biologics, which require regular injections.

RPT193-03: Phase 2a Clinical Trial in Asthma

We believe the results from our Phase 1b clinical trial of zelnecirnon in patients with AD provide clinical PoC in AD and potentially additional Th2-driven inflammatory diseases. Similar to patients with AD, patients with asthma are known to have elevated levels of CCL17 in the blood and sputum, and the approvals of dupilumab in both AD and asthma suggest common pathology. We believe zelnecirnon has the potential to fill an unmet need for a safe and efficacious oral therapy for patients with moderate-to-severe asthma.

In March 2023, we initiated a 14-week randomized, double-blind, placebo-controlled Phase 2a clinical trial to evaluate the efficacy and safety of zelnecirnon in patients with moderate-to-severe asthma. The Phase 2a study compares one oral dose level of zelnecirnon (400 mg once daily) to placebo with a treatment duration of 14 weeks and will enroll approximately 50 patients in each of the two cohorts (one active and one placebo). The primary endpoint for the trial is the proportion of subjects who meet criteria for a “Loss of Asthma Control” event, defined by changes in lung function, medication usage, or significant clinical change indicating a severe exacerbation. Additional secondary endpoints include assessments of lung function, e.g., change in FEV1 or asthma control, e.g., ACQ-5. On February 16, 2024, the FDA verbally notified us that a clinical hold has been placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma. The clinical hold determination was based on a serious adverse event of liver failure in one patient in the AD trial, the cause of which is currently unknown but has been characterized as potentially related to zelnecirnon. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants.

Our Lead Oncology Drug Candidate—Tivumecirnon (FLX-475)

Our lead oncology drug candidate, tivumecirnon, is designed to selectively inhibit the migration of immunosuppressive Treg into tumors, while sparing Treg in healthy tissues and without negatively impacting effector immune cells. Treg represent a dominant pathway for downregulating the immune response. We are currently focused on developing tivumecirnon in NSCLC, a tumor type that has high levels of Treg and CCR4 ligands, for which we believe there remains significant unmet need.

We own an issued U.S. composition of matter patent directed to tivumecirnon that is scheduled to expire in 2037 (not including any applicable extensions, if approved). We have entered into a collaboration and license agreement with Hanmi, whereby we granted Hanmi the exclusive rights to develop, manufacture and commercialize tivumecirnon in the Hanmi Territory.

Tivumecirnon: Highly Selective Approach for Targeting Tumor Treg

The Role of CCR4 and Treg in Tumors

Our proprietary drug discovery and development engine has identified certain tumors where we believe tivumecirnon has the greatest probability of demonstrating clinical benefit. Tumors with high enrichment for Treg and high levels of CCR4 ligands suggest that the presence of Treg may be interfering with an antitumor response. NSCLC is a tumor type that has high levels of Treg and CCR4 ligands. Additionally, we have discovered that the presence of oncogenic viruses, such as Epstein Barr virus (“EBV”) and the human papilloma virus (“HPV”), is associated with tumors such as head and neck squamous cell carcinoma (“HNSCC”), gastric cancer, EBV+ Hodgkin lymphoma (“HL”) and non-Hodgkin lymphoma (“NHL”), which also have high levels of Treg and CCR4 ligands and may have a higher probability of responding to tivumecirnon.

Oncology Market Overview

Significant progress in cancer treatment has been made recently with the development of highly targeted and immuno-oncology-based therapies. Remarkable clinical response rates have been observed with targeted therapies in selective patient populations, while in a subset of a broad range of tumors, immuno-oncology products have demonstrated durable responses and possible cures. Although true breakthroughs have been achieved, often only a very narrow segment of the patient population can be treated or are responsive to these novel therapies. Hence, there remains a significant unmet medical need for a number of tumor types in which we intend to develop tivumecirnon either as single agent or in combination with anti-PD1 checkpoint inhibitors such as pembrolizumab or other agents.

Non-Small Cell Lung Cancer

NSCLC is the most common type of lung cancer, representing 81% of all lung cancer cases in the United States. Squamous cell carcinoma , adenocarcinoma and large cell carcinoma are all subtypes of NSCLC. Lung cancer is one of the leading causes of cancer death for both men and women, with an estimated 127,070 deaths in the United States from lung cancer in 2023. There are approximately 238,000 diagnoses of lung cancer annually in the United States. Despite the availability of numerous therapies, the prognosis remains poor, with an overall five-year survival rate for all patients diagnosed with NSCLC as low as 28%.

Standard therapies include surgery, chemotherapy and radiation therapy. Up to a third of NSCLC patients have tumors with mutations in genes, e.g., epidermal growth factor receptor and anaplastic lymphoma kinase, for which molecularly targeted therapies have been approved, e.g., erlotinib, gefitinib or crizotinib. However, these treatments usually do not result in long-term remissions, and the tumors generally return and become resistant to therapy.

Immunotherapies that target PD-1 or the PD-1 ligand (“PD-L1”), e.g., pembrolizumab, nivolumab and atezolizumab, have recently been approved for the treatment of patients with advanced or metastatic NSCLC either alone (for previously untreated or treated patients) or in combination with chemotherapy (for previously untreated patients). Treatment with these anti-PD1 agents in NSCLC has resulted in promising activity ranging from approximately 15-30% overall response rates (with the higher response rates in tumors expressing higher levels of PD-L1) in previously treated patients to approximately 40-60% response rates in combination with chemotherapy in previously untreated patients. However, approximately 50-80% of patients do not respond to these therapies, indicating significant unmet medical need remains.

Head and Neck Squamous Cell Carcinoma

HNSCC represents a broad category of cancers that arise from different tissues that have been grouped anatomically in the head and neck region. HNSCC accounts for about 3% of all cancers in the United States with an estimated 54,000 new cases and 11,580 deaths in 2023. The five-year survival rate for people with head and neck cancer is 68.5%. Most cases of HNSCC are considered to be related to use of tobacco or alcohol or to exposure to HPV.

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

Hodgkin Lymphoma

HL, formerly called Hodgkin’s disease, is a cancer of the lymphatic system that arises in immune cells called B cells. HL accounts for approximately 10% of all lymphomas and approximately 0.6% of all cancers diagnosed in the developed world annually. Approximately 8,800 people in the United States were estimated to be diagnosed with HL in 2023, with an estimated 900 deaths. EBV has been associated with approximately 30- 50% of HL.

While approximately 75% of patients can be cured with standard therapies including combination chemotherapy, radiation therapy, high-dose chemotherapy and stem cell transplantation, novel therapies are being developed to further improve clinical outcomes. The CD30-directed antibody-drug conjugate brentuximab vedotin has been approved for certain adult patients with classical HL (“cHL”). Nivolumab and pembrolizumab are anti-PD1 immunotherapies that have been granted accelerated approval for the treatment of patients with cHL that has recurred or progressed after multiple previous treatments, including autologous transplantation and post-transplant treatment with brentuximab vedotin. For both pembrolizumab and nivolumab, the overall response rate in these relapsed and refractory cHL was approximately 69%. However, the average duration of response to these anti-PD-1 therapies is less than a year, signifying the need for continued advances.

Non-Hodgkin Lymphoma

NHL, another cancer of the lymphatic system, is not a single disease but rather a group of cancers affecting cells of the immune system. Although the various types of NHL have common elements, they differ in other areas, including their appearance under the microscope, their molecular features, their growth patterns, their impact on the body and treatment. According to the National Cancer Institute, in the United States approximately 80,500 patients were diagnosed with NHL in 2023 and 20,180 patients died as a result of NHL in 2023. The five-year survival rate is 74.3%. While there is no direct cause of NHL, it is generally linked to a weakened immune system and begins when the body produces too many abnormal lymphocytes.

There is a wide range of therapies available for the treatment of NHL depending on the subtype of the disease, its aggressiveness and the patient’s overall health. These include chemotherapy, radiation therapy, immunotherapy such as monoclonal antibodies, anti-PD1 checkpoint inhibitors and chimeric antigen receptor T cells (“CAR-T cells”), targeted therapies and stem cell transplantation. Depending upon the analysis and subtype, EBV has been associated anywhere from less than 10% to greater than 90%, or approximately 12% of NHL, on average.

Our Oncology Solution: Tivumecirnon

Tivumecirnon is an oral small molecule that is designed to selectively inhibit the migration of immunosuppressive Treg into tumors while sparing Treg in healthy tissues and without negatively impacting effector immune cells. Treg represent a dominant pathway for downregulating the immune response. Many current approaches to deplete Treg in the tumor have resulted in systemic Treg depletion, and such approaches been associated with serious safety issues, such as autoimmunity. In addition, these approaches have been associated with the depletion of effector immune cells, which has the potential to limit their efficacy.

We are currently focused on developing tivumecirnon in NSCLC, a tumor type with high levels of Treg and CCR4 ligands, for which there remains significant unmet medical need.

Tivumecirnon Preclinical Data

In preclinical studies, our drug candidate appears to selectively restore the immune response within the tumor microenvironment (“TME”) without systemically depleting T cells. We believe tivumecirnon has attractive characteristics for use as a single agent and in combination regimens with a variety of both conventional and immune-based therapies given its favorable safety profile observed in preclinical studies and early-stage clinical studies, as well as the synergistic nature of its mechanism of action as demonstrated in preclinical mouse models.

We evaluated the mechanism of action as well as the antitumor activity of tivumecirnon (or a preclinical tool CCR4 antagonist) in two kinds of preclinical mouse tumor models representing the human equivalent of (i) a “charged” tumor and (ii) tumors that accumulated Treg in the TME following checkpoint inhibitor treatment.

CCR4 Antagonist Single Agent Antitumor Activity in a Mouse Model of a Charged Tumor

The antitumor activity of a CCR4 antagonist closely related to tivumecirnon was assessed in the Pan02 mouse tumor model. Oral administration of the CCR4 antagonist demonstrated single agent reduction in tumor growth, which was statistically significantly different from mice who received vehicle control (p < 0.05) and observed antitumor activity was similar to an immune checkpoint inhibitor. Importantly, the combination of our CCR4 antagonist with the checkpoint inhibitor resulted in enhanced antitumor activity. Analysis of the TME in mice treated with our CCR4 antagonist showed a statistically significant increase in the CD8 : Treg ratio compared to vehicle control and similar activity compared to the checkpoint inhibitor. As with the antitumor activity, the combination of our CCR4 antagonist with the immune checkpoint inhibitor further increased the CD8 : Treg ratio. The increase of the CD8 : Treg ratio demonstrates a shift from an immune-suppressive to an immune-stimulatory environment. This ratio is a well-established biomarker in human clinical trials and has been demonstrated to correlate with clinical outcome.

CCR4 Antagonist: Single Agent Activity in a Mouse Model of a Charged Tumor

Antitumor Activity of the Combination of a CCR4 Antagonist and Checkpoint Inhibitor in a Mouse Tumor Model

The antitumor activity of a CCR4 antagonist closely related to tivumecirnon in combination with a checkpoint inhibitor was evaluated in the CT26 mouse tumor model. Single-agent activity of a checkpoint inhibitor resulted in modest antitumor activity and almost no cures. However, the combination of a CCR4 antagonist and a checkpoint inhibitor resulted in statistically significant (p < 0.05) synergistic antitumor activity with 50% of all mice showing complete tumor regression in the experiment shown. In multiple experiments, an average of 39% experienced tumor regression. Mice treated with the combination approach were completely resistant to rechallenge with the same tumor, confirming that the antitumor effect observed during the treatment phase was immune-mediated and associated with long-term immune memory. In our mouse studies, the combination of a CCR4 antagonist with a checkpoint inhibitor demonstrated an increase in the ratio of effector T cells to Treg. Previous studies have shown that this ratio is an indicator of prognosis in many cancers, including ovarian cancer, pancreatic cancer, lung cancer, glioblastoma, NHL and melanoma. We believe that the ability of a CCR4 antagonist to increase this ratio and provide therapeutic benefit will not be limited to a few select cancers, but may have broad implications across many tumor types. The ability of a CCR4 antagonist to prevent Treg migration suggests that combining tivumecirnon with a checkpoint inhibitor may provide highly effective antitumor activity by potentially deepening or broadening responses compared to checkpoint inhibitor alone.

Antitumor Activity of Our CCR4 Antagonist and Checkpoint Inhibitor

in Combination in a Mouse Tumor Model

Tivumecirnon: Clinical Trials

FLX475-01: A Phase 1 Clinical Trial of Tivumecirnon in Healthy Volunteers

We completed a placebo-controlled, double-blind dose-escalation Phase 1 clinical trial of tivumecirnon in 104 healthy volunteers. In this Phase 1 study, tivumecirnon was well tolerated and demonstrated dose-dependent inhibition of CCR4 with no observed immune-related adverse events or significant clinical adverse events.

Oral dosing of tivumecirnon led to linear pharmacokinetics and a clear dose-related inhibition of CCR4 with low subject-to-subject variability. Based on analysis of the multiple dose data, at the 75 mg once-daily dose, 75% receptor occupancy was achieved in six out of six healthy volunteers, which, in our preclinical studies, corresponded with 90% inhibition of in vitro Treg migration and the highest level of inhibition of in vivo Treg migration and antitumor activity.

Tivumecirnon: Favorable Exposure in Healthy Volunteer Study

CCR4 Target Coverage Exceeded at 75 mg Once Daily Dosing with Tivumecirnon

Tivumecirnon was well tolerated, with no significant lab abnormalities, serious adverse events or dose-limiting clinical adverse events. There was no evidence of autoimmunity or changes in peripheral blood immune cell populations. Sporadic Grade 1 corrected Q-T interval (“QTc”) prolongation was observed in nearly every cohort, including placebo. No QTc prolongation greater than Grade 1 was observed in 14-day multiple ascending dose cohort doses through 300/100 mg (300 mg Day 1 loading dose followed by 100 mg once daily), including the projected efficacious dose of 75 mg once daily. At the highest dose (300/150 mg) correlating with exposures three to five times that needed to achieve efficacious exposure, two subjects out of six dosed with tivumecirnon met QTc stopping criteria (greater than 60 msec prolongation from baseline, one of whom also exhibited a transient Grade 2 QTc prolongation), which were asymptomatic and not associated with arrhythmia or any other adverse event.

FLX475-02: A Phase 1/2 Dose Escalation and Expansion Study of Tivumecirnon Alone and in Combination with Pembrolizumab in Advanced Cancer

We are conducting a Phase 1/2 trial of tivumecirnon as monotherapy and in combination with pembrolizumab and are currently in the Phase 2 portion of the study.

The Phase 1 portion of the study was a standard dose escalation study intended primarily to evaluate safety, pharmacokinetics and pharmacodynamics in patients with multiple tumor types including some that may be charged.

We reported results from the Phase 1 portion in November 2020. A total of 37 patients with cancers of different types were enrolled. Nineteen patients were treated with one of four doses (25 mg, 50 mg, 75 mg or 100 mg once daily) of tivumecirnon monotherapy and 18 were treated with one of three doses (50 mg, 75 mg or 100 mg once daily) of tivumecirnon in combination with the standard dose of pembrolizumab. The Phase 1 results showed tivumecirnon had a favorable safety profile, with no maximum tolerated dose reached. Two dose-limiting toxicities (“DLTs”) of asymptomatic QTc prolongation were observed in the monotherapy cohorts, one in the 75 mg cohort and one in the 100 mg cohort. No DLTs were observed in the Phase 1 combination cohorts. Based on the Phase 1 data, 100 mg was selected as the recommended Phase 2 dose for both the monotherapy and combination therapy cohorts.

Drug exposures were roughly dose-proportional and consistent with the previous Phase 1 study in healthy volunteers. The majority of patients on the 75 mg daily dose reached the targeted exposure level. Receptor occupancy of CCR4 on Treg was also proportional to tivumecirnon exposure levels and consistent with that previously observed in healthy volunteers.

Tivumecirnon Phase 1 Pharmacokinetic Data

Tivumecirnon Phase 1 Receptor Occupancy Data

In the Phase 1 portion of the trial, of 17 evaluable monotherapy patients, there was one unconfirmed partial response in a patient with relapsed metastatic cervical cancer. Of 14 evaluable patients in the combination cohorts, there were two confirmed partial responses: a patient with NSCLC who had progressed on prior anti-PD1 checkpoint treatment (atezolizumab) and who at the time of disclosure was on study for 18 months of treatment, and a patient with checkpoint inhibitor-naïve urothelial cancer who at the time of disclosure was on study for over nine months of treatment.

The Phase 2 portion of the Phase 1/2 trial is designed to evaluate tivumecirnon as monotherapy and in combination with pembrolizumab in patients with several cancer types we believe are most likely to respond to tivumecirnon. The Phase 2 study is a gated two-stage design. In Stage 1, cohorts of at least ten patients each were dosed with tivumecirnon as monotherapy (100 mg once daily) or in combination with pembrolizumab (100 mg once daily and a standard regimen of pembrolizumab). Cohorts in which promising activity is observed would then proceed to Stage 2 to enroll an additional 19 patients. The Phase 2 portion of the trial originally started with eight cohorts in total: four monotherapy cohorts with patients with either NPC, lymphoma confirmed to be EBV+, cervical cancer that is HPV+ or HNSCC that is naïve to checkpoint therapy, and four combination cohorts with NSCLC or HNSCC patients who have been previously treated with checkpoint inhibitors or patients with TNBC or HNSCC that is naïve to checkpoint inhibitors. We subsequently added a Stage 1 combination cohort in patients with NSCLC that is naïve to checkpoint therapy.

As of February 2024, we have three ongoing expanded Stage 2 cohorts: EBV+ lymphoma (monotherapy), CPI-naïve NSCLC (combination) and CPI-experienced HNSCC (combination).

EBV+ Lymphoma

In November 2020, we reported that early data from the first two patients with EBV+ lymphoma treated with tivumecirnon monotherapy show significant target tumor reduction, including one patient who achieved a durable complete metabolic response and was on study for more than nine months as of November 2020. We decided to expand the EBV+ lymphoma monotherapy cohort to Stage 2.

Below are images of the screening and on-study positron emission tomography (“PET”) scans from the patient who achieved a complete metabolic response. The patient is a 53-year-old with EBV+ NK/T cell lymphoma, previously treated with chemotherapy followed by progression of disease. Primary lesions noted behind the left ear and in the right thigh (bright signals in brain, kidneys and bladder are normal background) showed significant decrease in signal by 8 weeks of treatment with tivumecirnon, consistent with complete metabolic response, which continued to improve by scan shown at 33 weeks on study. Photographs of the subcutaneous lesion behind the left ear also show significant clinical improvement and visible resolution over the course of treatment.

Tivumecirnon Phase 2 EBV+ Lymphoma Patient PET Scans

Tivumecirnon Phase 2 EBV+ Lymphoma Patient: Change in Subcutaneous Lesion

In December 2022, we reported updated data from the six patients with EBV+ NK/T cell lymphoma treated with tivumecirnon monotherapy in the EBV+ lymphoma cohort. Of these six patients, there were four responses, with two durable complete metabolic responses (CMR), one unconfirmed CMR and one unconfirmed partial metabolic response. As of February 2024, this cohort is still ongoing.

Checkpoint Inhibitor-Naive Non-Small Cell Lung Cancer

In November 2023, we reported data from the combined Stage 1 and 2 cohort of patients with CPI-naïve NSCLC treated with the combination of tivumecirnon and the anti-PD1 checkpoint-inhibitor pembrolizumab. In this cohort of NSCLC patients, 36 patients were evaluable for efficacy, of which 20 were PD-L1 positive. In these PD-L1 positive patients, the combination of tivumecirnon and pembrolizumab showed a 45% (9/20) confirmed ORR and a median PFS of 6.3 months as of the data cutoff date, with seven patients continuing on study. For comparison, historical pembrolizumab monotherapy activity in checkpoint inhibitor-naïve and previously treated NSCLC patients showed a confirmed ORR of 18% and a median PFS of 4.0 months. The confirmed ORRs for the combination of tivumecirnon and pembrolizumab in the PD-L1 low and high subsets were 44% (7/16) and 50% (2/4), respectively. For comparison, the ORR for pembrolizumab monotherapy in the PD-L1 low and high subsets has been previously reported as 10% and 30%, respectively.

The combination of tivumecirnon and pembrolizumab was well tolerated in this Phase 2 NSCLC cohort. The most common treatment-emergent adverse event deemed related to study treatment was QT prolongation that was asymptomatic and reversible.

Safety Data from Phase 1/2 Study

As of December 2023, we have reported cumulative safety data on all Phase 1 patients and the Phase 2 NK/T cell lymphoma and CPI-naïve NSCLC patients reported above, which include a total of 25 patients treated with tivumecirnon monotherapy and 40 patients treated with tivumecirnon in combination with pembrolizumab. Tivumecirnon demonstrated a favorable safety profile with once-daily oral dosing both as monotherapy and in combination with pembrolizumab, with no new significant safety findings compared to those previously reported in healthy volunteers and in patients from the Phase 1 portion of the trial. As of February 2024, tivumecirnon has been dosed in more than 300 patients with various advanced cancers and has been generally well tolerated, and the combination with pembrolizumab has not increased immune-related toxicity beyond that expected with pembrolizumab alone. For more information regarding the risks associated with our Phase 1/2 clinical trial for tivumecirnon, please see “Risk Factors—Risks Related to Our Business—zelnecirnon and tivumecirnon are in clinical development, which may fail or suffer delays that materially and adversely affect their commercial viability.”

Biomarker Data from Phase 1/2 Study

Biomarker data obtained from the patients in the ongoing Phase 1/2 trial may inform the generation of a companion diagnostic that could potentially be used to prospectively select for patients who may be more likely to respond to tivumecirnon therapy in a future study, thus increasing the chances of a positive trial result and regulatory approval. Our comprehensive biomarker plan includes analysis of the TME in paired biopsies collected before and on treatment. Key biomarkers include the CD8:Treg ratio as detected by immunohistochemistry or transcriptomics, and exploratory analyses including immune phenotyping, T cell clonality and peripheral blood analysis for CCL17 and CCL22. Preliminary data from our measure of CD8 and Treg by IHC indicate an increase in the CD8:Treg ratio in the majority of monotherapy patients with paired tumor biopsies from both the Phase 1 and Phase 2 portions of the ongoing Phase 1/2 trial. This suggests activity consistent with our intended mechanism of action and potentially beneficial changes in the TME. Analysis of transcriptomic data from biopsies obtained from CPI-naïve patients prior to treatment suggest that higher levels of Treg at baseline correlate with improved response. Analysis of Treg in peripheral blood of patients prior to treatment indicate that subjects with lower levels had better progression-free survival than those with higher levels. Both of these findings are consistent with our Treg-focused mechanism of action and contrasted with reported data for pembrolizumab, suggesting specificity for tivumecirnon. These observations will require further validation in subsequent studies. For more information regarding the risks associated with our Phase 1/2 clinical trial for tivumecirnon, please see “Risk Factors—Risks Related to Our Business.”

owe

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

C-C Chemokine Receptor 4 (CCR4) Antagonist Franchise

As of December 31, 2023, our patent portfolio includes ten patent families directed to CCR4 inhibiting compounds and their therapeutic uses, three of which are directed to tivumecirnon and three of which are directed to zelnecirnon, as discussed in more depth below.

Tivumecirnon

As of December 31, 2023, we own two issued U.S. patents directed to tivumecirnon and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases including cancers; one corresponding pending patent application in the U.S. and four corresponding pending patent applications in Brazil, Canada, Israel and Japan; and 35 corresponding issued patents in Australia, China, Hong Kong, 23 countries through the European Patent Convention, India, Japan, South Korea, Macao, Mexico, New Zealand, Singapore, South Africa and Taiwan. Our issued U.S. patents, and any patents that may issue from our pending applications worldwide, are scheduled to expire in 2037, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance or annuity fees.

We also own one pending U.S. patent application, one corresponding issued patent in South Africa and 14 corresponding pending patent applications in Australia, Brazil, Canada, China, Hong Kong, the European Patent Convention, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore and Taiwan directed to polymorphic forms of tivumecirnon and formulations thereof. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2040, excluding any additional term for patent term adjustment(s) or extension(s).

In addition to the composition of matter patents and patent applications described above, as of December 31, 2023, we own one issued U.S. patent, two corresponding patents issued in New Zealand and South Africa, and 13 corresponding pending patent applications in Australia, Brazil, Canada, China, Hong Kong, the European Patent Convention, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, and Taiwan, all directed to the use of CCR4 antagonists generally, including tivumecirnon specifically, in therapeutic methods of treating EBV positive cancers. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2038, excluding any additional term for patent term adjustment(s) or extension(s.)

All of the above-mentioned patents and applications remain in force subject to us making timely payment of all applicable maintenance and annuity fees.

Zelnecirnon

As of December 31, 2023, we own three granted U.S. patents, four corresponding patents issued in Australia, India, Israel and South Africa, one corresponding pending patent application in the U.S. and 11 corresponding pending patent applications in Brazil, Canada, China, the European Patent Convention, Hong Kong, Japan, South Korea, Mexico, New Zealand, Singapore and Taiwan, all directed to zelnecirnon and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases such as immune, inflammatory, metabolic diseases or cancers. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2039, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance and annuity fees.

We also own one pending U.S. patent application and 13 corresponding pending patent applications in Australia, Brazil, Canada, China, the European Patent Convention, Japan, Israel, India, South Korea, Mexico, New Zealand, South Africa and Taiwan directed to methods of making trans isomeric forms of zelnecirnon and its analogs. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2042, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance and annuity fees

We also own one pending U.S. provisional patent application directed to polymorphic forms of zelnecirnon. Any patents that may issue from this pending application, should it be timely converted to a non-provisional application in the United States and/or filed worldwide, would be scheduled to expire in 2044, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance and annuity fees.

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

Collaboration and License Agreement

In December 2019, we entered into a Collaboration and License Agreement with Hanmi, a corporation organized under the laws of the Republic of Korea, pursuant to which we granted Hanmi an exclusive license to develop, manufacture and commercialize tivumecirnon and related compounds and products with respect to human cancers in the Hanmi Territory, and certain sublicense rights. In consideration of such rights, under the agreement we received $10.0 million in an upfront payment and milestone payment, and will be eligible to receive (i) additional contingent payments of up to $108.0 million upon the achievement of specified milestones, consisting of up to $48.0 million based on the dosing of the first patient in a Phase 3 clinical trial in the Hanmi Territory and the filing and approval of a new drug application in the Hanmi Territory and up to $60.0 million based on annual net sales, and (ii) low double-digit royalties on future net sales of tivumecirnon in the Hanmi Territory. Royalties will be payable on a product-by-product and country-by-country basis for a period commencing with the first commercial sale until the latest of (a) the expiration of the relevant patent right, (b) the expiration of regulatory or data exclusivity granted by the applicable governmental authority, and (c) five years from such first commercial sale (such period being the “Royalty Term” for such product and country); provided that the royalties will be reduced (x) by 50% if the product in question is not covered by a valid claim during the Royalty Term in the applicable country, (y) in connection with a license obtained from such third party in order to develop, manufacture or commercialize tivumecirnon in the Hanmi Territory and (z) by a percentage dependent on any generic products’ market share in the Hanmi Territory. If we sponsor Phase 3 clinical trials for tivumecirnon for human cancers, Hanmi will have the right to participate in such trials in the Hanmi Territory. We will supply tivumecirnon for use in Hanmi’s Phase 2 clinical trials and Hanmi will reimburse us for our manufacturing costs. If requested, we will facilitate technology transfer to Hanmi for their manufacture of tivumecirnon product for Phase 3 trials and commercialization. The term of the agreement will continue until Hanmi’s royalty payment obligations have expired, unless sooner terminated by Hanmi for convenience, safety reasons, if we abandon our development of tivumecirnon and related products, if we do not consent to Hanmi’s use of tivumecirnon in any study required by applicable governmental authorities, or breach by us of our representations and warranties under the agreement. The agreement may also be terminated by either party in connection with a material breach by, or insolvency of, the other party. If Hanmi terminates the agreement with cause or for our abandonment of development of tivumecirnon and related products, material breach or insolvency, Hanmi will retain a perpetual license to certain our intellectual property related to tivumecirnon.

Clinical Trial Collaboration and Supply Agreement

In November 2018, we entered into a clinical trial collaboration and supply agreement with MSD International GmbH, an affiliate of Merck (known as MSD outside the United States and Canada), under which we will conduct a clinical trial evaluating tivumecirnon as monotherapy and in combination with pembrolizumab (KEYTRUDA®), Merck’s anti-PD-1 therapy, in patients with advanced cancers. In March 2022 and February 2024, we and Merck amended the agreement to provide for additional supply of pembrolizumab. We are the sponsor of the clinical trial and are responsible for the costs of conducting it, and Merck will supply pembrolizumab for use in the clinical trial at no charge to us except that we may be required to reimburse Merck’s manufacturing costs upon certain early termination events. Neither party will have any other obligations to reimburse any costs or expenses incurred by the other party. We retain ownership of the quantities of tivumecirnon used in the clinical trial and we will own the quantities of pembrolizumab supplied to us by Merck for use in the clinical trial. The agreement provides for joint ownership of any inventions, clinical data and results generated in the clinical trial that relate to the combined use of the two drugs. Merck will solely own any inventions generated in the clinical trial that relate solely to pembrolizumab and all data resulting from testing performed by or on behalf of Merck upon samples collected during the clinical trial. We will solely own any inventions generated in the clinical trial that relate solely to tivumecirnon, clinical data resulting from the use of tivumecirnon as monotherapy, and from all data resulting from testing performed by or on behalf of us upon samples collected during the clinical trial. The term of the agreement will continue until delivery of the final report for the clinical trial, provided that either party may terminate the agreement due to the other party’s uncured material breach, a violation of anti-corruption obligations, patient safety concerns, regulatory action that prevents supply of such party’s compound, or such party’s termination of its compound’s development or withdrawal of its compound’s regulatory approval. Merck may also terminate the agreement if we fail to make any changes to the clinical trial protocol regarding the use of pembrolizumab that are reasonably requested by Merck to address any concern raised by Merck that pembrolizumab is being used in the clinical trial in an unsafe manner.

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

Zelnecirnon is a CCR4 antagonist intended to treat inflammatory disease, including AD and other inflammatory diseases. If approved for AD, we will face branded competition from dupilumab, a biologic approved in 2017, as well as tralokinumab and lebrikizumab. In addition, there are several companies developing treatments that may be approved for AD including large pharmaceutical and biotechnology companies such as Pfizer, Sanofi, Amgen, GSK, Lilly, Incyte, AbbVie and LEO Pharma.

There are several large and specialty pharmaceutical companies, as well as biotechnology companies with marketed or late-stage assets targeting the Th2 pathway, which includes Amgen, AstraZeneca, Chiesi Farmaceutici, GSK, Novartis, Roche, Sanofi and Teva Pharmaceuticals.

If approved, tivumecirnon will compete with current therapies approved for the treatment of cancer, particularly immuno-oncology. Potential immuno-oncology therapeutics are being developed or marketed by many large and specialty pharmaceutical and biotechnology companies such as Merck, Bristol-Myers Squibb, Novartis, AstraZeneca, Pfizer and Roche/Genentech. Additionally, there is one approved CCR4-targeting Treg-depleting antibody, mogamulizumab developed by Kyowa Hakko Kirin, as well as other Treg-targeting agents currently in early development by companies such as Tusk/Roche and Agenus/Gilead.

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

Government Regulation

Our business activities are subject to various laws, rules and regulations of the United States as well as of foreign governments. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to product development and approval, business acquisitions, healthcare, consumer and data protection, employee health and safety and taxes, could have a material impact on our business. Refer to the sections captioned “Risk Factors” under Part I, Item IA and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 for a discussion of these potential impacts.

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drug products such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our drug candidates.

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
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
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
•
Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Some trials may combine aspects of Phase 1 and Phase 2 into a single clinical trial that can examine both safety in healthy volunteers and safety and preliminary efficacy in patients with a specific disease.
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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved NDA. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Data Privacy and Security

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal data, such as clinical trial data and other health data. Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, local and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, GDPR), Australia’s Privacy Act, data breach notification laws and other similar laws (e.g., wiretapping laws). Further, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, several U.S. states, such as Virginia, Colorado, Connecticut and Utah, have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state and local levels.

We may also be subject to privacy regimes in other jurisdictions in Asia, including the Personal Information Protection Act (“PIPA”) in the Republic of Korea, Taiwan's Personal Data Protection Act (“PDPA”), Thailand's Personal Data Protection Act (“TPDPA”) and Hong Kong's Personal Data Privacy Ordinance (“PDPO”).

The GDPR and CCPA are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. European data privacy and security laws (including the GDPR) impose significant and complex compliance obligations on companies that are subject to those laws, notably with respect to the processing of health-related data from EEA or UK-based individuals. Additionally, the CCPA applies to personal data of consumers, business representatives and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.

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

Recently there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”), released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (“CMS”) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that, for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While the government has not previously exercised march-in rights, it is uncertain if that will change under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed (i) to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and (ii) to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

HIPAA, as amended by HITECH, imposes obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. It also requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information

There has also been a recent trend of increased federal and state regulation of payments and other transfers of value made to physicians and other healthcare providers. The ACA, through the Physician Payments Sunshine Act, imposed new reporting requirements on drug manufacturers for payments and other transfers of value made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Drug manufacturers are required to submit annual reports to the government and these reports are posted on a website maintained by CMS. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

As of December 31, 2023, we had 131 employees, including 101 in research and development and 30 in general and administrative functions. As of December 31, 2023, 42 of our full-time employees had completed a Ph.D. or other advanced science or medical degree. We believe our employee relations are good.

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

Item 1A. Risk Factors.

Our business and investing in our common stock involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such a case, the market price of our common stock could decline and you may lose all or part of your original investment. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We are a clinical stage therapeutics company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $116.8 million and $83.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $484.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Although we (i) have successfully completed preclinical studies for zelnecirnon and tivumecirnon, (ii) have successfully completed a Phase 1a/1b trial of zelnecirnon in healthy volunteers and patients with AD and a Phase 1 clinical trial with healthy volunteers for tivumecirnon and (iii) are conducting a Phase 2b trial of zelnecirnon in patients with AD, a Phase 2a trial of zelnecirnon in patients with asthma and a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors, more clinical trials are needed and there is no guarantee that the FDA will permit us to conduct additional clinical trials for zelnecirnon, tivumecirnon or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of our preclinical studies or clinical trials will ultimately support the further development of zelnecirnon, tivumecirnon or any other potential drug candidates. For example, on February 16, 2024, the FDA verbally notified us that a clinical hold has been placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma. The clinical hold determination was based on a serious adverse event of liver failure in one patient in the AD trial, the cause of which is currently unknown but has been characterized as potentially related to zelnecirnon. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants. We are actively engaged in discussions with FDA as part of our efforts to lift the clinical hold. However, there can be no assurance that we can address the issues resulting in the clinical hold in a timely manner or at all, and we may incur additional expenses in connection with our efforts to advance zelnecirnon.

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
•
suspension or termination of our clinical trials for various reasons, including a clinical hold based on a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks, such as the clinical hold described above;
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

We have completed a Phase 1a/1b trial of zelnecirnon in healthy volunteers and in patients with AD. We are conducting a Phase 2b trial of zelnecirnon in patients with AD and a Phase 2a trial in asthma. In addition, we have completed a Phase 1 clinical trial with healthy volunteers for tivumecirnon. We are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab. We may ultimately discover that neither zelnecirnon nor tivumecirnon meet criteria to be determined to be therapeutically effective or safe. For example, although zelnecirnon has exhibited encouraging results in preclinical models of AD and allergic asthma and showed improvement compared to placebo in a common measure of disease severity in a small number of patients with AD, it may not demonstrate the same properties in larger numbers of humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Additionally, on February 16, 2024, the FDA verbally notified us that a clinical hold has been placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma. The clinical hold determination was based on a serious adverse event of liver failure in one patient in the AD trial, the cause of which is currently unknown but has been characterized as potentially related to zelnecirnon. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants. As a result, we may never succeed in developing a marketable product based on zelnecirnon. If zelnecirnon, tivumecirnon or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Undesirable side effects caused by zelnecirnon, tivumecirnon or any other potential future drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, on February 16, 2024, the FDA verbally notified us that a clinical hold has been placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma. The clinical hold determination was based on a serious adverse event of liver failure in one patient in the AD trial, the cause of which is currently unknown but has been characterized as potentially related to zelnecirnon. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants. While we have not discovered any adverse side effects of tivumecirnon in healthy subjects that have limited our ability to test tivumecirnon in humans, it is possible that there will be undesirable side effects associated with its use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development, or deny approval, of a drug candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenue.

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

As of December 31, 2023, we had $158.9 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development activities;
•
the timing and progress of the advancement of our drug discovery and development engine, including our ability to address the issues resulting in the clinical hold in a timely manner or at all;
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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of ongoing overseas conflicts and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In any event, if the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities on anticipated timelines. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate zelnecirnon in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic. Additionally, we have experienced, and may continue to experience, enrollment volumes that were lower than we had projected in our Phase 2b trial of zelnecirnon in AD, which has delayed and may further delay the expected timing of topline results from such trial. For example, as a result of the clinical hold that the FDA placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma, we have stopped dosing zelnecirnon in both trials and halted enrollment of new trial participants. We cannot predict how difficult it will be to enroll patients for our clinical trials or whether we will be able to meet our anticipated timelines to provide initial data. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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
•
ramifications of the clinical hold, including the reluctance of patients to participate in a trial involving zelnecirnon; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as Agenus/Gilead, Amgen and Tusk/Roche for oncology, and AnaptysBio and Dermira/Lilly for inflammatory diseases. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and other therapeutics for use in treating inflammatory diseases and cancer such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If zelnecirnon, tivumecirnon or any other future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or currently marketed.

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

As of December 31, 2023 we had 131 full-time employees. Our focus on the development of zelnecirnon, tivumecirnon and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

•
certain expenses, including among others, expenses for travel, translation and insurance; and
•
regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

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

Disease outbreaks, epidemics and pandemics in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs we rely on. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, in March 2020, we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate zelnecirnon in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic, including vulnerability of our studied patient populations, site staff shortages, clinical trial site suspensions, reallocation of medical resources and the challenges of working remotely due to shelter-in-place and similar government orders and guidelines, among other factors.

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

As is the case with other therapeutics companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs of, and may diminish our ability to protect, our inventions, obtaining, maintaining, and enforcing our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law, which increased uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These provisions affected the way patent applications are prosecuted, redefined prior art and provided more efficient and cost-effective avenues for competitors to challenge the validity of patents. This included allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures that attacked the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. In March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application would be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. This required us to be cognizant of the time from invention to filing of a patent application. The Leahy-Smith Act and its implementation resulted in uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse impact on our business prospects, financial condition and results of operations.

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

We are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors, a Phase 2b clinical trial of zelnecirnon in patients with AD and a Phase 2a trial of zelnecirnon in patients with asthma. We may experience delays in initiating or completing our clinical trials. For example, in March 2020, we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate zelnecirnon in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic. Additionally, we have experienced, and may continue to experience, enrollment volumes that were lower than we had projected in our Phase 2b trial of zelnecirnon in AD, which has delayed and may further delay the expected timing of topline results from such trial. For example, as a result of the clinical hold that the FDA placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma, we have stopped dosing zelnecirnon in both trials and halted enrollment of new trial participants. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

•
the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate or continue a clinical trial;
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

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our current or potential future drug candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, on February 16, 2024, the FDA verbally notified us that a clinical hold has been placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma. The clinical hold determination was based on a serious adverse event of liver failure in one patient in the AD trial, the cause of which is currently unknown but has been characterized as potentially related to zelnecirnon. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants. We are actively engaged in discussions with FDA as part of our efforts to lift the clinical hold. However, there can be no assurance that we can address the issues resulting in the clinical hold in a timely manner or at all. If we experience delays in the completion, or termination, of any clinical trial of any of our current or potential future drug candidates, the commercial prospects of such drug candidate will be harmed, and our ability to generate product revenue from such drug candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our current or potential future drug candidates.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, in September 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (“CMS”) Innovation Center that will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that, for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While the government has not previously exercised march-in rights, it is uncertain if that will change under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to (i) control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and (ii) encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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
•
the Health Insurance Portability and Accountability Act (“HIPAA”) which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. As amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), HIPAA also imposes obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
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

We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government investigations or enforcement actions (which could include civil or criminal penalties), litigation (including class claims) and mass arbitration demands; fines or penalties; or disruptions of our business operations, reputational harm, loss of revenue or profits, adverse publicity and other adverse business consequences, which could negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information and clinical trial and other health data (collectively, “sensitive data”).

Our data processing activities may subject us to numerous data privacy and security obligations, such as various federal, state, local and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of protected health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these laws also exempt some data processed in the context of clinical trials, these developments further complicate our compliance efforts and increase compliance costs for us, the third parties we rely on and our future customers.

Outside the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”) and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we conduct and may conduct in the future clinical trials in Asia and may therefore be subject to new and emerging data privacy regimes in Asia, including South Korea's Personal Information Protection Act, Taiwan’s Personal Data Protection Act, Thailand’s Personal Data Protection Act and Hong Kong’s Personal Data (Privacy) Ordinance.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA's standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf.

We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. In the event of failure (or perceived failure) of us or the third parties we rely on to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, civil or criminal penalties, audits, inspections, and similar); litigation (including class claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, adverse publicity or imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations.

If our information technology systems (or those of the third parties we rely on) or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.

In the ordinary course of business, we and the third parties we rely on process sensitive data. As a result, we and the third parties we rely on face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive data and information technology systems, and those of the third parties we rely on. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties we on rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our services.

We and the third parties we rely on are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence ("AI") and other similar threats.

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

In addition, our reliance on third parties, such as our CROs or other vendors, contractors or consultants, could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks and other threats to our business operations. We rely on third parties and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, clinical trials, drug discovery and development, encryption and authentication technology, employee email and other functions. We also rely on third parties to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties we rely on experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties we rely on fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or the supply chain of third parties we rely on have not been compromised.

While we have implemented security measures designed to protect against security incidents, including measures designed to prevent the sharing and loss of patient data in our sample collection process associated with our drug discovery and development efforts, there can be no assurance that these measures will be effective. We have taken steps designed to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties we rely on). We may not, however, be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to, our sensitive data or our information technology systems or those of the third parties we rely on. A security incident or other interruption could disrupt our ability (and that of the third parties we rely on) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we or a third party we rely on experiences a security incident or is perceived to have experienced a security incident, we may experience adverse consequences such as: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; disputes with physicians, patients and our partners; monetary fund diversions; interruptions in our operations (including availability of data and interruptions and delays in our research and development work; financial loss and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

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

In addition to experiencing a security incident, third parties may gather, collect or infer sensitive data about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed or revealed as a result of or in connection with the use of generative AI technologies by our personnel or our vendors.

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
•
results of clinical trials, or the addition, delay or termination of clinical trials or funding support by us or potential future partners;
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

In addition, the stock markets in general, and the markets for pharmaceutical, therapeutics, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer, including in connection with ongoing overseas conflicts and potential future bank failures, each of which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including worsening economic or financial conditions, macroeconomic factors including inflation and rising interest rates and geopolitical instability, including instability resulting from ongoing overseas conflicts, may negatively affect the market price of our common stock, regardless of our actual operating performance. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Substantial purchases of common stock by existing stockholders could reduce the liquidity of the trading market for our common stock and increase volatility.

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

We are an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to such companies may make our common stock less attractive to investors.

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

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

Our ability to use our net operating loss carryforwards (“NOLs”) and certain other tax attributes is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Business,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs and certain other tax attributes. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOLs generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020, federal NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ( the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and certain other pre-change tax attributes (such as research and development tax credits) to offset post-change taxable income. Our existing NOLs and certain other tax attributes may be subject to substantial limitations arising from previous ownership changes, if any, and if we undergo an ownership change, our ability to utilize NOLs and certain other tax attributes could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our NOLs and certain other tax attributes may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs and certain other tax attributes.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, repealed or modified at any time. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. For instance, the recently enacted IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental expenses incurred in tax years beginning after December 31, 2021, the Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. There have been legislative proposals to repeal or defer the capitalization requirement, including legislation recently passed by the U.S. House of Representatives that would restore the deductibility of research and experimental expenses incurred in the United States (but not research and experimental expenses incurred outside the United States); however, there can be no assurance that such requirement will be repealed, deferred or otherwise modified. Changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future tax expenses.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware, software and critical data, including intellectual property, clinical trial data, and other confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our information security function, led by our Director of Information Technology, helps identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s risk register. Our Director of Information Technology helps to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, monitoring provided by a third-party security operations center, deploying manual and third-party service provider automated tools in certain environments, subscribing to reports and services that identify cybersecurity threats (and analyzing such reports), conducting scans of certain environments, evaluating our industry’s risk profile and threats reported to us, conducting internal audits and threat assessments for certain threats, conducting vulnerability assessments using third-party tools to identify vulnerabilities, engaging third parties to conduct threat assessments, using external intelligence feeds and monitoring the dark web.

Depending on the environment and system, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data including, for example: incident response plans and policies; vulnerability management policy; disaster recovery and business continuity plans; risk assessments; encryption of certain data; network security controls and data segregation for certain systems; access controls; physical security controls; asset management, tracking, and disposal; systems monitoring for certain systems; employee training; penetration testing of certain environments and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are taken into account as part of the Company’s risk management processes. For example, our Director of Information Technology works with management to help mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess and manage material risks from cybersecurity threats, including for example professional services firms (including legal counsel), threat intelligence service providers, cybersecurity consultants and software providers, managed cybersecurity service providers, penetration testing firms, dark web monitoring services, forensic investigators and endpoint detection and response vendors.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors and supply chain resources. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, we may utilize various vendor management processes that may include reviews of security assessments or certifications and contractual measures.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those of third parties we rely on, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

We also have a Corporate Information Security Steering Committee (“CISSC”), which includes several members of senior management, including the Chief Financial Officer (“CFO”) and General Counsel. The CISSC oversees corporate information security initiatives and the Company’s responses to cybersecurity incidents, and reports to the board of directors on certain of the Company’s corporate security programs and investments.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Director of Information Technology, Gio Hernandez, who has over 15 years of experience in information security. Mr. Hernandez reports to our CFO, Rodney Young, who has approximately 20 years of experience supervising the information technology function.

Mr. Hernandez is responsible for hiring appropriate personnel, helping to develop the Company’s cybersecurity risk management strategy and communicating key priorities to relevant personnel. Mr. Hernandez is also responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports. Mr. Young is responsible for approving cybersecurity-related budgets.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of senior management depending on the circumstances, including our CFO and Chief Executive Officer. Senior management through the CISSC works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Holders of Record

As of the close of business on March 4, 2024, there were 33 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical stage immunology-based therapeutics company focused on discovering, developing and commercializing oral small molecule therapies for patients with significant unmet needs in inflammatory diseases and oncology. Utilizing our proprietary drug discovery and development engine, we are developing highly selective small molecules designed to modulate the critical immune responses underlying these diseases. Our two lead drug candidates, zelnecirnon (RPT193) and tivumecirnon (FLX475), each target C-C motif chemokine receptor 4 (“CCR4”), a drug target that potentially has broad applicability in inflammatory diseases and oncology.

We are conducting a 16-week randomized, double-blind, placebo-controlled Phase 2b clinical trial to further evaluate the efficacy and safety of zelnecirnon as monotherapy in patients with moderate-to-severe atopic dermatitis (“AD”). The Phase 2b study will compare three oral dose levels of zelnecirnon (50, 200 and 400 mg once daily) to placebo with a treatment duration of 16 weeks and will enroll approximately 67 patients in each of the four cohorts (three active and one placebo). That study continued to enroll throughout 2023.

In March 2023, we initiated a global 14-week randomized, double-blind, placebo-controlled Phase 2a clinical trial to evaluate the efficacy and safety of zelnecirnon as an oral, once-daily monotherapy in patients with moderate-to-severe asthma. The global multicenter Phase 2a trial will assess the efficacy and safety of zelnecirnon in adult patients with moderate-to-severe Type 2-high asthma whose disease is partially controlled by standard medications. The double-blind, placebo-controlled study will compare 400 mg once-daily zelnecirnon to placebo in approximately 100 patients randomized 1:1. The primary endpoint is the proportion of patients who meet criteria for a “Loss of Asthma Control” event, defined by changes in lung function, medication usage or significant clinical change indicating a severe exacerbation.

On February 16, 2024, the U.S. Food and Drug Administration (“FDA”) verbally notified us that a clinical hold has been placed on our Phase 2b trial of zelnecirnon in AD and its Phase 2a trial in asthma. The clinical hold determination was based on a serious adverse event of liver failure in one patient in the AD trial, the cause of which is currently unknown but has been characterized as potentially related to zelnecirnon. Dosing of zelnecirnon has been halted in both clinical trials, as has enrollment of new trial participants.

In November 2023, we announced safety and efficacy data from our Phase 2 trial of tivumecirnon in patients with advanced checkpoint-naïve non-small lung cancer (“NSCLC”). The trial evaluated tivumecirnon in combination with the anti-PD-1 checkpoint inhibitor pembrolizumab. In this cohort of NSCLC patients, 36 patients were evaluable for efficacy, of which 20 were PD-L1 positive (TPS ≥1%). In this PD-L1 positive subset of patients, the combination of tivumecirnon and pembrolizumab showed a 45% (9/20) confirmed overall response rate. In addition, the median PFS for the 20 patients was 6.3 months, with several patients continuing on study. The combination of tivumecirnon and pembrolizumab was generally well tolerated in this Phase 2 NSCLC cohort. Tivumecirnon has now been dosed in more than 300 patients with various advanced cancers and has been generally well tolerated; the combination with pembrolizumab has had no signal of increased immune-related toxicity over that expected with pembrolizumab alone.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of December 31, 2023, we had an accumulated deficit of $484.7 million.

We have incurred net losses of $116.8 million and $83.8 million for the years ended December 31, 2023 and 2022, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed an underwritten public offering (the “2022 Public Offering”) of 4,338,104 shares of common stock, at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed a sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999 and received approximately $49.8 million in net proceeds, after deducting offering expenses. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $158.9 million and working capital of $139.9 million.

In August 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was later declared effective, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement, entered in November 2020, with Cantor and Stifel, Nicolaus & Company, Incorporated (the “Prior ATM Sales Agreement”). As of December 31, 2023, there were up to $150.0 million shares of common stock available for future issuance under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement or the Prior ATM Sales Agreement during the year ended December 31, 2023. During the period from January 1, 2024, through the date of filing of this Annual Report on Form 10-K, we sold 365,316 shares of common stock in “at the market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $9.2 million, after deducting commissions and other offering related costs. As of the date of filing of this report there were up to $140.6 million shares of common stock available for future issuance under the ATM Sales Agreement. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this report.

We expect to incur substantial expenditures in the foreseeable future as we expand our pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if our drug candidates are approved, launch commercial activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials, including efforts to resolve the clinical hold on the Phase 2b trial of zelnecirnon in AD and our Phase 2a trial in asthma, the development and validation of our manufacturing processes and other development activities.

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

Components of Operating Results

Revenue

Revenue recognized during the prior year periods presented relates to the Hanmi Agreement that we entered into with Hanmi in December 2019. Pursuant to the Hanmi Agreement, we granted Hanmi an exclusive license to develop, manufacture and commercialize tivumecirnon and related compounds and products with respect to human cancers in the Hanmi Territory, and certain sublicense rights. We did not have any revenues after the second quarter of 2022, as all performance obligations under the Hanmi Agreement were substantially completed during that period.

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

As of December 31, 2023, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligations were substantially complete as of June 30, 2022. For the years ended December 31, 2023 and 2022, we recognized no revenue and $1.5 million, respectively.

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

Clinical trial costs are a component of research and development expenses. We expense costs for our clinical trial activities performed by third parties, including CROs and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. We use information we receive from internal personnel and outside service providers to estimate the progress of services performed and the associated clinical trial costs incurred, which have inherent uncertainties and involve significant judgment.

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

As of December 31, 2023, our total deferred tax assets were $106.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards (“NOLs”). Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change as a result of future changes in our stock ownership.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
Revenue	$—	$1,527	$(1,527)	(100)%
Operating expenses:
Research and development	101,002	67,082	33,920	51%
General and administrative	26,060	20,240	5,820	29%
Total operating expenses	127,062	87,322	39,740	46%
Loss from operations	(127,062)	(85,795)	(41,267)	48%
Other income, net	10,264	1,957	8,307	424%
Net loss	$(116,798)	$(83,838)	$(32,960)	39%

Revenue

We did not recognize any revenue for the year ended December 31, 2023 and recognized $1.5 million for the year ended December 31, 2022, pursuant to the Hanmi Agreement as the performance obligations were substantially completed during the second quarter of 2022.

Research and Development Expenses

Research and development expenses increased $33.9 million, or 51%, to $101.0 million for the year ended December 31, 2023 from $67.1 million for the year ended December 31, 2022. The increase in research and development expenses was primarily due to an increase of $23.6 million in development expenses relating to zelnecirnon, an increase of $7.0 million in personnel and other costs, an increase of $2.7 million in stock-based compensation expense, an increase of $2.0 million in laboratory supplies and other expenses, an increase of $1.8 million in facilities costs and an increase of $1.4 million in consulting expenses, partially offset by a decrease of $4.1 million in development expenses relating to tivumecirnon and a decrease of $0.4 million in development expenses relating to other early stage programs. We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of zelnecirnon and tivumecirnon and advance other programs into the clinic.

The following is a comparison of research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022
External development expenses:
Zelnecirnon (RPT193)	$38,410	$14,816
Tivumecirnon (FLX475)	10,123	14,179
Other programs	2,575	3,007
Internal research and development expenses	49,894	35,080
Total research and development expenses	$101,002	$67,082

As previously noted, we do not track our own internal research and development costs by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates and programs.

General and Administrative Expenses

General and administrative expenses increased $5.8 million, or 29%, to $26.1 million for the year ended December 31, 2023 from $20.2 million for the year ended December 31, 2022. The increase was primarily due to an increase of $2.8 million in higher personnel and other costs, an increase of $3.0 million in stock-based compensation expense and an increase of $0.3 million in professional fees, partially offset by a decrease of $0.3 million in facilities costs and other expenses. We expect our general and administrative expenses to increase substantially during the next few years as a result of staff expansion, costs associated with being a public company, including higher insurance premiums, legal and accounting fees and other compliance costs associated with operating a public company.

Other Income, Net

Other income, net increased $8.2 million to $10.2 million for the year ended December 31, 2023 from $2.0 million for the year ended December 31, 2022. The increase was driven primarily by higher interest income due to higher interest rates from invested cash balances for the year ended December 31, 2023.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2022, we completed the 2022 Public Offering of 4,338,104 shares of common stock at a public offering price of $18.50 per share and received approximately $75.0 million in net proceeds, after deducting underwriting discounts and other offering-related costs. In May 2022, we completed the sale of pre-funded warrants to purchase 4,000,000 shares of our common stock at a price per pre-funded warrant of $12.4999 and received approximately $49.8 million in net proceeds, after deducting offering expenses. During the year ended December 31, 2022, we sold 209,349 shares of our common stock in “at the market” offerings pursuant to the Prior ATM Sales Agreement, for net proceeds of $5.0 million, after deducting commissions and other offering related costs. No shares were sold under the Prior ATM Sales Agreement or the ATM Sales Agreement during the year ended December 31, 2023. As of December 31, 2023, there was up to $150 million in shares of common stock available for future issuance under the ATM Sales Agreement. We had cash and cash equivalents and marketable securities of $158.9 million and working capital of $139.9 million as of December 31, 2023. Our cash equivalents and marketable securities consist of commercial paper, corporate bonds and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of December 31, 2023, we had an accumulated deficit of $484.7 million. In addition, we expect to incur substantial additional costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Additionally, the global financial markets have experienced significant disruptions due to various macroeconomic factors, including among other things, the impact of ongoing overseas conflicts, resulting in a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and marketable securities may be threatened and our ability to raise additional capital could be substantially impaired. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors—Risks Related to Our Business” for additional risks associated with our substantial capital requirements.

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

Summary Consolidated Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended
	December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(97,048)	$(70,771)
Investing activities	104,133	(45,490)
Financing activities	1,447	131,180
Net increase in cash and cash equivalents	$8,532	$14,919

Operating Activities

Net cash used in operating activities was $97.0 million for the year ended December 31, 2023, reflecting a net loss of $116.8 million, partially offset by net cash used by changes in operating assets and liabilities of $5.5 million and non-cash charges for primarily depreciation, amortization, stock-based compensation expense and non-cash lease expense totaling $14.3 million.

Net cash used in operating activities was $70.8 million for the year ended December 31, 2022, reflecting a net loss of $83.8 million and net cash used by changes in operating assets and liabilities of $1.4 million partially offset by non-cash charges for primarily depreciation, amortization, stock-based compensation expense and non-cash lease expense totaling $14.4 million.

Investing Activities

Cash provided by investing activities was $104.1 million for the year ended December 31, 2023, primarily from the proceeds from maturities of marketable securities of $266.7 million, partially offset by the purchase of marketable securities for $161.5 million and purchase of property and equipment of $1.1 million.

Cash used in investing activities was $45.5 million for the year ended December 31, 2022, primarily for the purchase of marketable securities for $190.9 million and purchase of property and equipment of $0.8 million, offset by the proceeds from maturities of marketable securities of $146.2 million.

Financing Activities

Net cash provided by financing activities was $1.4 million for the year ended December 31, 2023, from $1.4 million in net proceeds from our employee stock plans.

Net cash provided by financing activities was $131.2 million for the year ended December 31, 2022, primarily from the $75.0 million in net proceeds from our 2022 Public Offering, $49.8 million from our sale of pre-funded warrants, $5.0 million in net proceeds from the sale of shares under the Prior ATM Sales Agreement and $1.4 million in net proceeds from our employee stock plans.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist of the following operational expenditures, a portion of which contain contractual or other obligations.

Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials and providing technology and facility infrastructure to support our operations. Our research and development expenses in 2023 were $101.0 million and we expect to increase our investment in research and development expenses in 2024. Our general and administrative expenses were $26.1 million in 2023 and we expect to increase our general and administrative expenses to support our business growth in 2024. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2025 through 2026 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of December 31, 2023 were $7.7 million. Refer to Note 6 in the Notes to Financial Statements in Item 8 for further detail of our lease obligations.

Emerging Growth Company Status and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to elect the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We may take advantage of these provisions until December 31, 2024.

In addition, we are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

RAPT THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RAPT Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RAPT Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Mateo, California

March 7, 2024

RAPT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$47,478	$38,946
Marketable securities	111,384	210,122
Prepaid expenses and other current assets	2,920	3,626
Total current assets	161,782	252,694
Property and equipment, net	2,448	2,539
Operating lease right-of-use assets	5,228	6,940
Other assets	3,871	4,036
Total assets	$173,329	$266,209
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,176	$3,365
Accrued expenses	14,103	8,656
Operating lease liabilities, current	2,448	2,171
Other current liabilities	109	32
Total current liabilities	21,836	14,224
Operating lease liabilities, non-current	4,458	6,819
Total liabilities	26,294	21,043
Commitments (see note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 34,398,312 and 34,254,314 shares issued and outstanding at December 31, 2023 and 2022, respectively	3	3
Additional paid-in capital	631,611	613,073
Accumulated other comprehensive gain (loss)	103	(26)
Accumulated deficit	(484,682)	(367,884)
Total stockholders' equity	147,035	245,166
Total liabilities and stockholders' equity	$173,329	$266,209

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2023	2022
Revenue	$—	$1,527
Operating expenses:
Research and development	101,002	67,082
General and administrative	26,060	20,240
Total operating expenses	127,062	87,322
Loss from operations	(127,062)	(85,795)
Other income, net	10,264	1,957
Net loss	$(116,798)	$(83,838)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(655)	627
Unrealized gain (loss) on marketable securities	784	(447)
Total comprehensive loss	$(116,669)	$(83,658)
Net loss per share, basic and diluted	$(3.05)	$(2.58)
Weighted average number of shares used in computing net loss per share, basic and diluted	38,338,161	32,540,406

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	29,555,119	$3	$470,629	$(284,046)	$(206)	$186,380
Proceeds from sale of pre-funded warrants in private placement, net of issuance costs	—	—	49,785	—	—	49,785
Issuance of common stock from public offering, net of issuance costs	4,338,104		75,025			75,025
Issuances of common stock in “at the market” offerings, net of issuance costs	209,349	—	4,978	—	—	4,978
Issuances of common stock from employee stock plans	151,742	—	1,392	—	—	1,392
Stock-based compensation	—	—	11,264	—	—	11,264
Foreign currency translation gain	—	—	—	—	627	627
Unrealized loss on marketable securities	—	—	—	—	(447)	(447)
Net loss	—	—	—	(83,838)	—	(83,838)
Balance at December 31, 2022	34,254,314	3	613,073	(367,884)	(26)	245,166
Issuances of common stock from employee stock plans	143,998	—	1,447	—	—	1,447
Stock-based compensation	—	—	17,091	—	—	17,091
Foreign currency translation loss	—	—	—	—	(655)	(655)
Unrealized gain on marketable securities	—	—	—	—	784	784
Net loss	—	—	—	(116,798)	—	(116,798)
Balance at December 31, 2023	34,398,312	$3	$631,611	$(484,682)	$103	$147,035

See accompanying notes to consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2023	2022
Operating activities
Net loss	$(116,798)	$(83,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on marketable securities	(5,736)	(296)
Depreciation and amortization	1,216	1,047
Stock-based compensation expense	17,091	11,264
Gain (loss) on foreign currency translation	(655)	627
Non-cash operating lease expense	2,335	1,760
Changes in operating assets and liabilities:
Prepaid expenses and other assets	871	(1,421)
Accounts payable, accrued expenses and other current liabilities	7,335	3,710
Deferred revenue	—	(1,527)
Operating lease liabilities	(2,707)	(2,097)
Net cash used in operating activities	(97,048)	(70,771)
Investing activities
Purchase of marketable securities	(161,497)	(190,856)
Proceeds from maturities of marketable securities	266,755	146,211
Purchase of property and equipment	(1,125)	(845)
Net cash provided by (used in) investing activities	104,133	(45,490)
Financing activities
Proceeds from equity offerings, net of issuance costs	—	124,810
Proceeds from issuances of common stock in “at the market” offerings, net of issuance costs	—	4,978
Proceeds from issuance of common stock under employee stock plans	1,447	1,392
Net cash provided by financing activities	1,447	131,180
Net increase in cash and cash equivalents	8,532	14,919
Cash and cash equivalents at beginning of period	38,946	24,027
Cash and cash equivalents at end of period	$47,478	$38,946
Supplemental disclosures of non-cash investing information
Right-of-use asset obtained in exchange for lease obligation	$—	$8,063

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

Liquidity and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2023, the Company incurred a net loss of $116.8 million and used $97.0 million of cash in operations. At December 31, 2023, the Company had cash and cash equivalents and marketable securities of $158.9 million and working capital of $139.9 million.

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

Management’s evaluation was based on the facts known as of the date of filing of this Annual Report on Form 10-K, including the impacts of the clinical hold that FDA has placed on the Phase 2b trial of zelnecirnon in AD and the Phase 2a trial in asthma.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For the years ended December 31, 2023 and 2022, the Company did not record any impairment losses on long-lived assets.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Transactions

The functional currency of RAPT Therapeutics Australia Pty Ltd., the Company’s wholly-owned subsidiary, was the Australian dollar. Accordingly, all monetary assets and liabilities of the subsidiary were translated into U.S. dollars at the current period-end exchange rates and non-monetary assets were translated using historical exchange rates. Income and expense elements were remeasured to U.S. dollars using the average exchange rates in effect during the period. Remeasurement gains and losses are recorded as other income (expense), net.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company believes the adoption of this standard will not have a material impact on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the income tax disclosures within the consolidated financial statements.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$10,869	$—	$—	$10,869
Corporate debt	Level 2	19,531	37	(9)	19,559
Asset-backed securities	Level 2	5,242	7	(4)	5,245
Commercial paper	Level 2	59,828	7	(8)	59,827
U.S. government agency securities	Level 2	63,206	91	(18)	63,279
Subtotal		158,676	142	(39)	158,779
Less: Cash equivalents		(47,395)	—	—	(47,395)
Marketable securities		$111,281	$142	$(39)	$111,384

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$38,658	$—	$—	$38,658
Corporate debt	Level 2	71,149	30	(284)	70,895
Asset-backed securities	Level 2	105	—	(1)	104
Commercial paper	Level 2	71,328	—	—	71,328
U.S. government agency securities	Level 2	68,221	15	(441)	67,795
Subtotal		249,461	45	(726)	248,780
Less: Cash equivalents		(38,658)	—	—	(38,658)
Marketable securities		$210,803	$45	$(726)	$210,122

As of December 31, 2023, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of December 31, 2023 and 2022.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of December 31, 2023 (in thousands):

December 31, 2023

Maturing in one year or less	$97,039
Maturing after one year through five years	14,345
Total	$111,384

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Laboratory equipment	$7,399	$6,558
Leasehold improvements	3,295	3,295
Computer equipment	727	578
Furniture and fixtures	394	357
Total property and equipment	11,815	10,788
Less accumulated depreciation and amortization	(9,367)	(8,249)
Property and equipment, net	$2,448	$2,539

Depreciation and amortization expenses were $1.2 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued research and development expenses	$7,281	$3,473
Accrued compensation	6,303	4,618
Accrued professional and consulting services	341	327
Other	178	238
Total accrued expenses	$14,103	$8,656

6. Commitments

The Company enters into contracts in the normal course of business with CROs for preclinical studies and clinical trials. These agreements provide for notice of termination by either party and are, therefore, cancelable contracts.

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not subject to any current pending legal matters or claims and no contingency losses were accrued at either December 31, 2023 and 2022.

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

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2023 was $2.7 million and was included in net cash used in operating activities in the Company’s consolidated statements of cash flows.

As of December 31, 2023, the weighted-average remaining lease term and discount rate for the Company’s operating leases was 2.65 years and 8.21%, respectively.

The following table summarizes maturities of operating lease liabilities as of December 31, 2023 (in thousands):

2024	$2,855
2025	2,662
2026	2,137
Thereafter	—
Total future undiscounted lease payments	7,654
Less: Imputed interest	(748)
Total lease liabilities	$6,906

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the supplemental balance sheet information related to operating leases at December 31, 2023 (in thousands):

Operating leases
Operating lease right-of-use assets	$5,228

Operating lease liabilities, current	2,448
Operating lease liabilities, non-current	4,458
Total operating lease liabilities	$6,906

For the years ended December 31, 2023 and 2022, the Company incurred $2.3 million and $1.7 million, respectively, of lease expense included in operating expenses in the consolidated statement of operations in relation to the operating lease. Variable lease expense was insignificant for the years ended December 31, 2023 and 2022. Rent expense was $2.9 million and $2.2 million in the years ended December 31, 2023 and 2022, respectively. The Company does not have any financing lease agreements as of December 31, 2023.

7. Collaboration Agreements

Collaboration and License Agreement with Hanmi

In December 2019, the Company entered into a Collaboration and License Agreement (the “Hanmi Agreement”), with Hanmi Pharmaceutical Ltd. ("Hanmi"), pursuant to which the Company granted Hanmi an exclusive license to develop, manufacture and commercialize tivumecirnon and related compounds and products with respect to human cancers in the Republic of Korea, the Republic of China (Taiwan) and the People’s Republic of China, including the special administrative regions of Macau and Hong Kong (the “Hanmi Territory”), and certain sublicense rights.

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

The Company identified the following promised goods and services at the inception of the Hanmi Agreement, including (1) the exclusive development, manufacturing and commercialization license in the Hanmi Territory; (2) the transfer of know-how, technology, research data and information, and any improvements in technology; (3) the obligation to participate in the joint steering committee and appoint an alliance manager; (4) the responsibility to complete certain Phase 2 clinical trials; and (5) the supply of tivumecirnon for use in Hanmi’s Phase 2 clinical trials for which Hanmi will reimburse the Company for the supply of tivumecirnon.

The Company determined that the identified performance obligations, except for the supply of tivumecirnon, are not distinct and should be combined into one distinct performance obligation. The Company considered factors such as the novelty of the drug candidate and that the promised goods and services are highly interdependent and are expected to significantly modify one another.

The Company determined that the transaction price was $10.4 million, which consisted of the upfront fee of $4.0 million and an unconstrained development milestone payment of $6.0 million. In addition, Hanmi requested the Company to supply tivumecirnon, and as a result, the Company increased the transaction price by $0.4 million. Other future development milestones were constrained as their achievement was highly dependent on factors outside the Company’s control. The Company expects that the revenue from sales milestone and royalty payments will be recognized when the sales occur or the milestone is achieved. The Company will re-evaluate the transaction price at each reporting period.

The Company recognizes revenue for the performance obligation by applying the cost-based input method over the estimated service period. The Company determined that this method most faithfully depicts the transfer of its performance

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations to Hanmi as it reflects the progress made towards providing Hanmi with the necessary know-how to continue developing tivumecirnon in the Hanmi Territory.

The Company did not recognize revenue for the year ended December 31, 2023, and recognized revenue of $1.5 million for the year ended December 31, 2022 , pursuant to the Hanmi Agreement. As of December 31, 2023, there was no remaining deferred revenue related to the Hanmi Agreement, as the performance obligation of providing Hanmi with the necessary know-how to develop tivumecirnon in the Hanmi Territory was substantially complete as of the second quarter of 2022.

Clinical Trial Collaboration and Supply Agreement with Merck

In November 2018, the Company entered into a clinical trial collaboration and supply agreement with an affiliate of Merck (known as MSD outside the United States and Canada) under which the Company will conduct a clinical trial evaluating tivumecirnon in combination with pembrolizumab (KEYTRUDA®), Merck’s anti-PD-1 therapy, in patients with advanced cancers. The Company is the sponsor of the clinical trial, and Merck will supply pembrolizumab for use in the clinical trial. In March 2022 and February 2024, the Company and Merck amended the agreement to provide for additional supply of pembrolizumab.

8. Common Stock

The holders of the Company’s common stock have one vote for each share of common stock held by them. Holders of shares of the Company’s common stock are entitled to dividends when, as and if declared by the board of directors. No dividends had been declared as of December 31, 2023 or December 31, 2022.

The Company had reserved the following shares of common stock, on an as-converted basis, for future issuance as follows:

	Year Ended December 31,
	2023	2022
Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	4,099,947	2,993,280
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	13,500	27,000
Options available for future grants	3,032,820	2,820,341
Pre-funded warrants issued and outstanding	4,000,000	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	410,522	498,193
Total	11,556,789	10,338,814

In August 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was later declared effective, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement, entered in November 2020, with Cantor and Stifel, Nicolaus & Company, Incorporated (the “Prior ATM Sales Agreement”). The ATM Sales Agreement provides for the sale and issuance of shares of common stock having an aggregate offering price of up to $150.0 million. As of December 31, 2023, there were up to $150 million of shares of common stock available for future issuance under the ATM Sales Agreement. No shares were sold under the ATM Sales Agreement or the Prior ATM Sales Agreement during the year ended December 31, 2023. During the year ended December 31, 2022, the Company sold 209,349 shares of common stock in “at the market” offerings pursuant to the Prior ATM Sales Agreement, for net proceeds of $5.0 million, after deducting commissions and other offering related costs. During the period from January 1, 2024 through the date of filing of this Annual Report on Form 10-K, the Company sold 365,316 shares of common stock in “at the market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $9.2 million, after deducting commissions and other offering related costs. As of the date of filing of this report there were up to $140.6 million shares of common stock available for future issuance under the ATM Sales Agreement.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2022, the Company completed an underwritten public offering (“2022 Public Offering”) of 4,338,104 shares of common stock, including 284,049 shares of common stock issued in connection with the exercise of the over-allotment option by the underwriters, at a public offering price of $18.50 per share. The Company received approximately $75.0 million in net proceeds from the 2022 Public Offering, after deducting underwriting discounts and other offering-related costs.

In May 2022, through a private placement financing, the Company issued pre-funded warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock. Each pre-funded warrant has an exercise price of $0.0001 per share. The purchase price per pre-funded warrant was $12.4999 (representing the $12.50 per share closing price of the common stock on May 24, 2022, less the exercise price of $0.0001 per pre-funded warrant). The private placement financing of the pre-funded warrants resulted in net proceeds of $49.8 million, after deducting $0.2 million of offering expenses. As of December 31, 2023, all the pre-funded warrants issued in the private placement were outstanding.

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

9. Stock-Based Compensation

Stock Option Plan

In 2015, the Company adopted the FLX Bio, Inc. 2015 Stock Plan (the “2015 Plan”).

In November 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (the “2019 Plan” and collectively with the 2015 Plan, the “Option Plans”). Upon the effectiveness of the 2019 Plan, the 2015 Plan terminated and no further grants may be made thereunder. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2023, the Company had 3,032,820 shares of common stock available for grant under the Option Plans. In addition, the number of shares reserved for issuance under the 2019 Plan automatically increases on January 1 of each year beginning January 1, 2020 by a number equal to (i) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year or (ii) the number of shares determined by the Company’s board of directors.

The Option Plans provide for the granting of incentive and non-statutory stock options and restricted shares of common stock options to eligible employees, officers, directors, advisors and consultants. Terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the Options Plans. Options granted generally vest over four years and expire no later than ten years from the date of grant. As a private company, the estimated fair value of the Company’s underlying common stock was determined by the board of directors. The fair value of the Company’s common stock is based on the closing price of its common stock on the date of grant. As of January 1, 2023, an additional 1,370,173 shares of common stock were reserved for issuance pursuant to the automatic increase to the authorized shares under the 2019 Plan.

Employee Stock Purchase Plan

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The Company reserved 240,336 shares of common stock pursuant to purchase rights to be granted to the Company’s employees. The 2019 ESPP provides that the number of shares reserved and available for issuance automatically increases on January 1 of each calendar year, beginning January 1, 2020, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 240,336 shares or (3) a number determined by the board of

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors that is less than (1) and (2). As of January 1, 2023, no additional shares of common stock were authorized for issuance pursuant to the annual automatic increase to the authorized shares under the 2019 ESPP.

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. During the years ended December 31, 2023 and 2022, employees purchased 87,671 shares at weighted average price of $12.34 and 59,066 shares at a weighted average exercise price of $12.86, respectively. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $1.3 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

Stock Options

Stock option activity under the 2019 Plan is set forth below for the year ended December 31, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2022	2,993,280	$18.95	7.9	$9,425
Stock options granted	1,218,608	25.61
Stock options exercised	(51,027)	9.45
Stock options cancelled	(60,914)	22.23
Balances at December 31, 2023	4,099,947	$21.00	7.6	$23,206
Vested and expected to vest at December 31, 2023	4,099,947	21.00	7.6	$23,206
Exercisable at December 31, 2023	2,366,831	19.27	6.8	$17,598

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money as of December 31, 2023.

The options granted in the years ended December 31, 2023 and 2022 had a weighted average per share grant-date fair value of $20.20 and $14.82, respectively, and a total grant date fair value of $24.6 million and $16.8 million, respectively.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2023 and 2022 was $0.7 million and $1.3 million, respectively. Cash received from stock option exercises were $0.5 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

The aggregate fair value of options that vested in the years ended December 31, 2023 and 2022 was $15.2 million and $9.7 million, respectively.

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted Stock Units (“RSU”) activity under the 2019 Plan is set forth below for the year ended December 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2022	27,000	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at December 31, 2023	13,500	$44.66

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

The assumptions used to value employee and non-employee stock option awards granted under the Option Plans during the years ended December 31, 2023 and 2022, using the Black-Scholes option pricing model, were as follows:

For the Year Ended December 31,
	2023	2022
Fair value	$11.25 - $23.70	$10.35 - $28.63
Expected term (in years)	5.87 - 6.06	5.79 - 6.08
Volatility	94.9% - 97.8%	89.8% - 94.3%
Risk-free interest rate	3.46% - 4.71%	1.42% - 4.09%
Dividend yield	—	—

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee stock purchase plan

The fair value of the rights granted to employees under the 2019 ESPP was estimated using a Black-Scholes option-pricing model with the following valuation assumptions:

For the Year Ended December 31,
	2023	2022
Fair value	$4.79 - $12.12	$6.53 - $14.89
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Volatility	64.3% - 93.2%	91.0% - 101.5%
Risk-free interest rate	4.14% - 5.51%	1.49% - 4.75%
Dividend yield	—	—

Stock-based compensation expense

Total stock-based compensation expense recognized for stock options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Research and development	$7,941	$5,206
General and administrative	9,150	6,058
Total stock-based compensation expense	$17,091	$11,264

As of December 31, 2023, unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $29.2 million. This unrecognized stock-based compensation cost is expected to be recognized over 2.6 years.

10. Income Taxes

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	December 31,
	2023	2022
United States	$(116,798)	$(89,223)
Foreign	—	5,385
	$(116,798)	$(83,838)

A reconciliation of the statutory U.S. federal rate and effective rate is as follows:

	December 31,
	2023	2022
Federal tax	21.0%	21.0%
Stock-based compensation	(0.9)	(0.7)
Research and development tax credit	2.4	2.5
Foreign losses not benefited	—	1.8
Global Intangible Low-taxed Income (GILTI)	—	(1.4)
Change in valuation allowance	(22.4)	(24.5)
Other	(0.1)	1.3
Income tax expense	—%	—%

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred net operating losses for all periods since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$58,248	$52,818
Federal and state research and development tax credits	12,601	9,834
Accrued liabilities and reserves	1,234	983
Stock-based compensation	6,238	3,871
Depreciation and amortization	689	672
Lease liability	1,450	1,888
Research and development capitalized expenditures	27,290	11,834
Gross deferred tax assets	107,750	81,900
Valuation allowance	(106,652)	(80,443)
Deferred tax liabilities:
Right of use asset	(1,098)	(1,457)
Gross deferred tax liabilities	(1,098)	(1,457)
Net deferred taxes	$—	$—

In accordance with the 2017 Tax Act, research and experimentation (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses. As a result of this provision of the 2017 Tax Act, deferred tax assets related to capitalized research expenses increased by $15.5 million and $11.8 million during the years ended December 31, 2023 and 2022, respectively.

Realization of deferred tax assets is dependent upon future taxable income, if any. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2023 and 2022, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $26.2 million and $19.0 million during the years ended December 31, 2023 and 2022, respectively. The increase in the valuation allowance is mainly related to the capitalization of research and development expenses under Internal Revenue Code Section 174 and an increase in net operating loss carryforwards incurred during the respective taxable years.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $273.3 million and $247.5 million, respectively. The federal net operating loss carryforwards generated during and after fiscal 2018 are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2035. As of December 31, 2023 and 2022, the Company had state net operating loss carryforwards of approximately $12.1 million, which begin to expire in 2035 and are available to offset future taxable income. As of December 31, 2023 and 2022, the Company had federal research and development tax credit carryforwards of approximately $10.2 million and $7.8 million, respectively. As of December 31, 2023 and 2022, the Company had state research and development tax credit carryforwards of approximately $8.4 million and $6.7 million, respectively. Moreover, as of December 31, 2023, the Company recorded federal and state reserves of approximately $2.6 million and $2.1 million, respectively, as uncertain tax positions. If not utilized, the federal credit carryforwards will begin expiring in 2035. The state credits carry forward indefinitely.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2023 and 2022 resulting primarily from research and development tax credits claimed for both U.S. and foreign operations on the Company’s annual tax returns were as follows (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$3,663	$4,434
Additions on tax positions related to prior years	(3)	(1,530)
Additions on tax positions related to current year	1,014	759
Balance at end of year	$4,674	$3,663

The Company does not expect that its uncertain tax positions will materially change in the next 12 months. The reversal of uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets. In accordance with ASC 740, the Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits through December 31, 2023.

The Company files income tax returns with varying statutes of limitations in the United States and various states. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns remain open for examination by federal and state authorities. The tax years from inception in 2015 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

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

RAPT THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share of the years ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(116,798)	$(83,838)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	38,338,161	32,540,406
Net loss per share, basic and diluted	$(3.05)	$(2.58)

For the years ended December 31, 2023 and 2022, 4,000,000 pre-funded warrants to purchase the Company's shares of common stock, issued in the May 2022 private placement financing (see Note 8), were included in the basic and diluted net loss per share calculation.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2023	2022
Stock options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	4,099,947	2,993,280
Estimated shares issuable under the 2019 ESPP	21,904	14,276
RSUs subject to future vesting	13,500	27,000
Total	4,135,351	3,034,556

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the section entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item will be included in the sections entitled “Executive Compensation” and “Director Compensation” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the sections entitled “Transactions with Related Persons and Indemnification” and “Corporate Governance and Board Matters—Independence of the Board of Directors” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the section entitled “Ratification of Selection of Independent Registered Public Account Firm” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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
3.
Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

4.1	Form of Common Stock Certificate	S-1	333-232572	4.1	07/22/19

4.2	Description of Registrant’s Securities	10-K	001-38997	4.2	03/30/20

4.3	Form of Pre-Funded Warrant	8-K	001-38997	4.1	5/31/2022

10.1	Amended and Restated Investors’ Rights Agreement by and among RAPT Therapeutics, Inc. and certain of its stockholders, dated December 18, 2018	S-1	333-232572	10.1	07/05/19

10.2+	2015 Stock Plan	S-1	333-232572	10.2	07/05/19

10.3+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2015 Stock Plan	S-1	333-232572	10.3	07/05/19

10.4+	2019 Equity Incentive Plan	S-1	333-232572	10.4	07/22/19

10.5+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2019 Equity Incentive Plan	S-1	333-232572	10.5	07/22/19

10.6+	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the Amended and Restated 2019 Equity Incentive Plan	S-1	333-232572	10.6	07/22/19

10.7+	2019 Employee Stock Purchase Plan	S-1	333-232572	10.7	07/22/19

10.8+	Form of Indemnification Agreement, by and between RAPT Therapeutics, Inc. and each of its directors and executive officers	S-1	333-232572	10.8	07/22/19

10.9+	Amended and Restated Employee Offer Letter, by and between Brian Wong and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.9	07/22/19

10.10+	Amended and Restated Employee Offer Letter, by and between William Ho and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.10	07/22/19

10.11+	Amended and Restated Employee Offer Letter, by and between Dirk Brockstedt and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.11	07/22/19

10.12+	Offer Letter, by and between Rodney Young and RAPT Therapeutics, Inc., dated November 11, 2019	8-K	001-38997	10.1	12/04/19

10.13+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38997	10.1	09/30/22

10.14+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38997	10.1	8/11/2023

10.15	Lease, by and between HCP, Inc. and Flexus Biosciences, Inc., dated October 10, 2014	S-1	333-232572	10.21	07/05/19

10.16	First Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 29, 2015	S-1	333-232572	10.22	07/05/19

10.17	Second Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 16, 2018	S-1	333-232572	10.23	07/05/19

10.18	Third Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated December 13, 2018	S-1	333-232572	10.24	07/05/19

10.19#	Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.	S-1	333-232572	10.25	07/05/19

10.20^	Amendment No. 1, dated April 20, 2022, to the Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.	10-K	001-38997	10.19	03/14/2023

10.21^	Amendment No. 2, dated February 1, 2024, to the Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.					X

10.22#	Collaboration and License Agreement, dated as of December 1, 2019, by and between Hanmi Pharmaceutical Co., Ltd and RAPT Therapeutics, Inc.	S-1	333-236256	10.19	02/04/20

10.23#*	Securities Purchase Agreement, dated May 24, 2022, by and between RAPT Therapeutics, Inc. and the investor party thereto	8-K	001-38997	10.1	5/31/2022

10.24	Registration Rights Agreement, dated May 27, 2022, by and between RAPT Therapeutics, Inc. and the investor party thereto	8-K	001-38997	10.2	5/31/2022

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97+	Incentive Compensation Recoupment Policy					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

RAPT Therapeutics, Inc.

Date: March 7, 2024	By:	/s/ Brian Wong, M.D. Ph.D.
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

Signature	Title	Date
/s/ Brian Wong, M.D., Ph.D.	President, Chief Executive Officer and Director	March 7, 2024
Brian Wong, M.D., Ph.D.	(principal executive officer)

/s/ Rodney Young	Chief Financial Officer and Secretary	March 7, 2024
Rodney Young	(principal financial officer and principal accounting officer)

/s/ William Rieflin	Chair of the Board of Directors	March 7, 2024
William Rieflin

/s/ Michael F. Giordano, M.D.	Director	March 7, 2024
Michael F. Giordano, M.D.

/s/ Mary Ann Gray, Ph.D.	Director	March 7, 2024
Mary Ann Gray, Ph.D.

/s/ Linda Kozick	Director	March 7, 2024
Linda Kozick

/s/ Lori Lyons-Williams	Director	March 7, 2024
Lori Lyons-Williams

/s/ Wendye Robbins, M.D.	Director	March 7, 2024
Wendye Robbins, M.D.