Form 10-Q
period 2024-03-31
RAPT Therapeutics, Inc.
filed 2024-05-09
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 34,903,476 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$45,317	$47,478
Marketable securities	96,262	111,384
Prepaid expenses and other current assets	6,781	2,920
Total current assets	148,360	161,782
Property and equipment, net	2,239	2,448
Operating lease right-of-use assets	4,772	5,228
Other assets	447	3,871
Total assets	$155,818	$173,329
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,771	$5,176
Accrued expenses	11,807	14,103
Operating lease liabilities, current	2,508	2,448
Other current liabilities	82	109
Total current liabilities	21,168	21,836
Operating lease liabilities, non-current	3,815	4,458
Total liabilities	24,983	26,294
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	646,045	631,611
Accumulated other comprehensive gain (loss)	(10)	103
Accumulated deficit	(515,203)	(484,682)
Total stockholders' equity	130,835	147,035
Total liabilities and stockholders' equity	$155,818	$173,329

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	24,781	25,574
General and administrative	7,737	5,988
Total operating expenses	32,518	31,562
Loss from operations	(32,518)	(31,562)
Other income, net	1,997	2,291
Net loss	$(30,521)	$(29,271)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(113)	365
Total comprehensive loss	$(30,634)	$(28,906)
Net loss per share, basic and diluted	$(0.79)	$(0.76)
Weighted average number of shares used in computing net loss per share, basic and diluted	38,625,365	38,280,539

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	34,398,312	$3	$631,611	$103	$(484,682)	$147,035
Issuances of common stock under employee stock plans	36,074	—	67	—	—	67
Issuances of common stock in “at-the-market” offerings, net of issuance costs	365,316	—	8,969	—	—	8,969
Stock-based compensation	—	—	5,398	—	—	5,398
Unrealized loss on marketable securities	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(30,521)	(30,521)
Balance at March 31, 2024	34,799,702	$3	$646,045	$(10)	$(515,203)	$130,835

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	34,254,314	$3	$613,073	$(26)	$(367,884)	$245,166
Issuances of common stock under employee stock plans	35,417	—	116	—	—	116
Stock-based compensation	—	—	4,094	—	—	4,094
Unrealized gain on marketable securities	—	—	—	365	—	365
Net loss	—	—	—	—	(29,271)	(29,271)
Balance at March 31, 2023	34,289,731	$3	$617,283	$339	$(397,155)	$220,470

See accompanying notes to condensed consolidated financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net loss	$(30,521)	$(29,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on marketable securities	(983)	(1,441)
Depreciation and amortization	314	299
Stock-based compensation expense	5,398	4,094
Non-cash operating lease expense	584	584
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(437)	490
Accounts payable, accrued expenses and other current liabilities	(728)	7,277
Operating lease liabilities	(711)	(634)
Net cash used in operating activities	(27,084)	(18,602)
Investing activities
Purchase of marketable securities	(16,814)	(37,878)
Proceeds from maturities of marketable securities	32,806	63,945
Purchase of property and equipment	(105)	(759)
Net cash provided by investing activities	15,887	25,308
Financing activities
Proceeds from issuances of common stock in “at-the-market” offerings, net of issuance costs	8,969	—
Proceeds from issuance of common stock under employee stock plans	67	116
Net cash provided by financing activities	9,036	116
Net (decrease) increase in cash and cash equivalents	(2,161)	6,822
Cash and cash equivalents at beginning of period	47,478	38,946
Cash and cash equivalents at end of period	$45,317	$45,768

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

Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the quarter ended March 31, 2024, the Company incurred a net loss of $30.5 million and used $27.2 million of cash in operations and capital expenditures. At March 31, 2024, the Company had cash and cash equivalents and marketable securities of $141.6 million and working capital of $127.2 million.

The Company plans to continue to incur substantial costs in order to conduct research and development activities, and additional capital will be needed to undertake these activities. The Company intends to raise such capital through the issuance of additional equity, borrowings or strategic alliances with other companies. However, if such arrangements are not available at adequate levels or on acceptable terms, the Company would be required to significantly reduce operating expenses and delay or reduce the scope of or eliminate some of its development programs. The Company believes that its current cash and cash equivalents and marketable securities will provide sufficient funds to enable it to meet its obligations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

The Company’s evaluation was based on the facts known as of the date of filing of this Quarterly Report on Form 10-Q, including the impacts of the clinical holds that the U.S. Food and Drug Administration (“FDA”) has placed on the Phase 2b trial of zelnecirnon in atopic dermatitis (“AD”) and the Phase 2a trial of zelnecirnon in asthma and the Company's decision to close and unblind both trials to support its discussions with the FDA.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S‑X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 7, 2024 with the Securities and Exchange Commission (“SEC”).

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its wholly owned subsidiary, RAPT Therapeutics Australia Pty Ltd., which was established in 2018 and deregistered during the quarter ended June 30, 2023. All intercompany balances and transactions have been eliminated in consolidation.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) (No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company believes the adoption of this standard will not have a material impact on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the income tax disclosures within the consolidated financial statements.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of March 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$10,337	$—	$—	$10,337
Corporate debt	Level 2	18,795	15	(9)	18,801
Asset-backed securities	Level 2	4,772	1	(2)	4,771
Commercial paper	Level 2	55,661	2	(5)	55,658
U.S. government agency securities	Level 2	52,024	17	(29)	52,012
Subtotal		141,589	35	(45)	141,579
Less: Cash equivalents		(45,317)	—	—	(45,317)
Marketable securities		$96,272	$35	$(45)	$96,262

		As of December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$10,869	$—	$—	$10,869
Corporate debt	Level 2	19,531	37	(9)	19,559
Asset-backed securities	Level 2	5,242	7	(4)	5,245
Commercial paper	Level 2	59,828	7	(8)	59,827
U.S. government agency securities	Level 2	63,206	91	(18)	63,279
Subtotal		158,676	142	(39)	158,779
Less: Cash equivalents		(47,395)	—	—	(47,395)
Marketable securities		$111,281	$142	$(39)	$111,384

As of March 31, 2024, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. As of March 31, 2024, the Company held debt securities with an aggregate unrealized loss position of $45,000 that had an aggregate fair value of $44.3 million. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of March 31, 2024.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of March 31, 2024 (in thousands):

March 31, 2024
Maturing in one year or less	$88,717
Maturing after one year through five years	7,545
Total	$96,262

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$7,484	$7,399
Leasehold improvements	3,295	3,295
Computer equipment	745	727
Furniture and fixtures	394	394
Total property and equipment	11,918	11,815
Less accumulated depreciation and amortization	(9,679)	(9,367)
Property and equipment, net	$2,239	$2,448

Depreciation and amortization expense was $0.3 million for each of the three months ended March 31, 2024 and 2023.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development expenses	$7,141	$7,281
Accrued compensation	3,932	6,303
Accrued professional and consulting services	531	341
Other	203	178
Total accrued expenses	$11,807	$14,103

6. Common Stock

As of March 31, 2024, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	5,484,490
Shares available for future grants under the 2019 Equity Incentive Plan	3,009,835
Pre-funded warrants issued and outstanding	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	650,858
Total	13,145,183

On August 11, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement dated November 4, 2020 by and among the Company, Cantor and Stifel, Nicolaus & Company, Incorporated (the “Prior ATM Sales Agreement”). During the three months ended March 31, 2024, the Company sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement for net proceeds of $9.0 million, after deducting commissions and other offering related costs. No shares were sold under the Prior ATM Sales Agreement during the three months ended March 31, 2023. As of March 31, 2024, $140.6 million remained available under the ATM Sales Agreement.

7. Stock-Based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the three months ended March 31, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2023	4,099,947	$21.00	7.6	$23,206
Stock options granted	1,426,119	24.41
Stock options exercised	(14,374)	4.67
Stock options forfeited	(27,202)	23.25
Balances at March 31, 2024	5,484,490	$21.92	8.0	$1,289

As of March 31, 2024, 3,009,835 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the three months ended March 31, 2024:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2023	13,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at March 31, 2024	—	$—

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Research and development	$2,637	$1,960
General and administrative	2,761	2,134
Total stock-based compensation expense	$5,398	$4,094

As of March 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $51.6 million. This unrecognized stock-based compensation expense is expected to be recognized over 3.1 years.

The Company recorded stock-based compensation expense related to the 2019 ESPP of $0.3 million for each of the three months ended March 31, 2024 and 2023.

8. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(30,521)	$(29,271)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	38,625,365	38,280,539
Net loss per share, basic and diluted	$(0.79)	$(0.76)

For the three months ended March 31, 2024 and 2023, 4,000,000 pre-funded warrants to purchase the Company’s shares of common stock, issued in the May 2022 private placement financing, were included on a weighted average basis in the basic and diluted net loss per share calculation. As of March 31, 2024, all the pre-funded warrants issued in the private placement financing were outstanding.

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2024	2023
Stock options issued and outstanding under the 2019 Plan and 2015 Stock Plan	5,484,490	3,786,831
Estimated shares issuable under the 2019 ESPP	61,848	46,101
RSUs subject to future vesting	—	13,500
Total	5,546,338	3,846,432

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024. This discussion includes forward-looking statements based upon current beliefs, plans and expectations that involve risk, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “plans,” “potential” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information comes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

In February 2024, the U.S. Food and Drug Administration (“FDA”) placed clinical holds on both our Phase 2b trial of zelnecirnon in atopic dermatitis (“AD”) and our Phase 2a trial of zelnecirnon in asthma. The clinical hold determination was based on a serious adverse event of liver failure requiring transplant in one patient in the AD trial. Dosing of zelnecirnon and enrollment of new trial participants were halted immediately in both clinical trials. In May 2024, we announced our decision to close and unblind both the Phase 2b trial in AD and the Phase 2a trial in asthma to inform our path forward and support our discussions with the FDA. Prior to the imposition of the clinical hold, a total of 229 patients had been enrolled in the Phase 2b AD trial, of which approximately 110 had completed the 16-week dosing period.

In April 2024, we announced safety and efficacy data from our ongoing Phase 2 trial of tivumecirnon in combination with the anti-PD-1 checkpoint inhibitor (“CPI”) pembrolizumab in the cohort of patients with advanced head and neck squamous cell carcinoma (“HNSCC”) whose disease progressed despite previous treatment with CPI therapy (“CPI-experienced”). The 32-patient CPI-experienced HNSCC cohort had heavily pretreated disease, with 69% of patients having received three or more (up to six) prior lines of treatment. In the entire cohort, confirmed responses were observed in 5/32 patients (15.6%) regardless of PD-L1 or HPV status. In the 23 patients known to have PD-L1+ disease (CPS ≥1), an ORR of 17.4% (4/23) was observed, and in the 18 patients known to have HPV+ disease, an ORR of 22.2% (4/18) was observed.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of March 31, 2024, we had an accumulated deficit of $515.2 million. We have incurred net losses of $30.5 million and $29.3 million for the three months ended March 31, 2024 and 2023, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $141.6 million and working capital of $127.2 million. On August 11, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement, dated November 4, 2020, by and among the Company, Cantor and Stifel, Nicolaus & Company, Incorporated. During the three months ended March 31, 2024, the Company sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting commissions and other offering related costs. As of March 31, 2024, there were up to $140.6 million of shares of common stock available for future issuance under the ATM Sales Agreement. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we expand our pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if our drug candidates are approved, launch commercial activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials, including efforts to resolve the clinical holds on the Phase 2b trial of zelnecirnon in AD and the Phase 2a trial in asthma, the development and validation of our manufacturing processes and other development activities.

We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until we can generate significant revenue from sales of our drug candidates, if ever, we expect to finance our operations through equity or debt financings or other capital sources, including potential collaborations with other companies, or other strategic transactions. Adequate funding may not be available to us on acceptable terms or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our drug candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates.

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

Although we expect our research and development expenses to decrease in the near term due to the clinical holds that have been placed on the zelnecirnon clinical trials described above, we expect to devote substantial resources towards research and development during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of zelnecirnon and tivumecirnon and advance other programs into clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq Global Market, insurance expenses, investor relations expenses, audit fees, professional services and general overhead and administrative costs.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024. Our significant accounting policies are also described in “Summary of Significant Accounting Policies” in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	24,781	25,574	(793)	(3)%
General and administrative	7,737	5,988	1,749	29%
Total operating expenses	32,518	31,562	956	3%
Loss from operations	(32,518)	(31,562)	(956)	3%
Other income, net	1,997	2,291	(294)	(13)%
Net loss	$(30,521)	$(29,271)	$(1,250)	4%

Research and Development Expenses

Research and development expenses decreased $0.8 million, or 3%, to $24.8 million for the three months ended March 31, 2024, from $25.6 million for the three months ended March 31, 2023. The decrease in research and development expenses was primarily due to decreases of $1.3 million in development costs related to zelnecirnon, $1.3 million in development costs related to tivumecirnon, $0.7 million in development costs related to early-stage programs and $0.5 million in lab supplies costs, partially offset by increases of $1.8 million in personnel costs, $0.3 million in consulting costs, $0.2 million in facilities costs and $0.7 million in stock-based compensation expense.

The following is a comparison of research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
External development expenses:
Zelnecirnon (formerly RPT193)	$7,841	$9,091
Tivumecirnon (formerly FLX475)	2,157	3,510
Other programs	203	938
Internal research and development expenses	14,580	12,035
Total research and development expenses	$24,781	$25,574

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 29%, to $7.7 million for the three months ended March 31, 2024, from $6.0 million for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to increases of $0.6 million in personnel costs, $0.6 million in stock-based compensation expense, $0.4 million in consulting costs and $0.1 million in facilities costs.

Other Income, Net

Other income, net decreased $0.3 million, or 13%, to $2.0 million for the three months ended March 31, 2024, from $2.3 million for the three months ended March 31, 2023. The decrease was driven primarily by a decrease in interest income due to lower invested cash balances for the three months ended March 31, 2024.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. During the three months ended March 31, 2024, we sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting commissions and other offering related costs. As of March 31, 2024, up to $140.6 million of shares of common stock were available for future issuance under the ATM Sales Agreement. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $141.6 million and working capital of $127.2 million. Our cash equivalents and marketable securities consist of commercial paper, corporate debt securities and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of March 31, 2024, we had an accumulated deficit of $515.2 million. We expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our existing and future drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our research or development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(27,084)	$(18,602)
Investing activities	15,887	25,308
Financing activities	9,036	116
Net (decrease) increase in cash and cash equivalents	$(2,161)	$6,822

Cash Used in Operating Activities

Net cash used in operating activities was $27.1 million for the three months ended March 31, 2024, reflecting a net loss of $30.5 million and changes in operating assets and liabilities of $1.9 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $5.3 million. The $8.5 million increase in cash used in operating activities for the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023, was primarily due to a $9.0 million net change in net operating assets and liabilities and a $1.3 million increase in our net loss, partially offset by a $0.5 million decrease in accretion of discount on marketable securities and a $1.3 million increase in stock-based compensation expense.

Net cash used in operating activities was $18.6 million for the three months ended March 31, 2023, reflecting a net loss of $29.3 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $3.5 million and net cash provided by changes in operating assets and liabilities of $7.2 million.

Cash Provided by Investing Activities

Cash provided by investing activities was $15.9 million for the three months ended March 31, 2024, primarily from the proceeds from maturities of marketable securities of $32.8 million, partially offset by the purchases of marketable securities of $16.8 million and purchase of property and equipment for $0.1 million. Cash provided by investing activities was $25.3 million for the three months ended March 31, 2023, primarily from the proceeds from maturities of marketable securities of $63.9 million, partially offset by the purchases of marketable securities of $37.8 million and purchase of property and equipment for $0.8 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $9.0 million for the three months ended March 31, 2024, consisting of net proceeds from the sale of shares under the ATM Sales Agreement. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2023 from exercises of stock options under our employee stock plans.

Material Cash Requirements

Our cash requirements in the ordinary course of business have not materially changed from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Material Cash Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 7, 2024 with the SEC.

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

In addition, we are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. Some of these risks are:

•
Our Phase 2 clinical trials of zelnecirnon are on clinical hold and, if the FDA does not lift the holds, we may be unable to continue clinical development of zelnecirnon.
•
Our current or future product candidates may fail or suffer delays in clinical development that materially and adversely affect their commercial viability.
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
•
Undesirable side effects caused by zelnecirnon, tivumecirnon or any other potential drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities, which could compromise our ability to market and derive revenue from our drug candidates. For example, the clinical holds placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma were based on a serious adverse event of liver failure requiring transplant in one patient in the AD trial. In May 2024, we announced our decision to close and unblind both studies to support our discussions with the FDA. However, we may be unable to establish causation of the serious adverse event or satisfactorily address the issues required to resolve the clinical holds in a timely manner or at all and we expect to incur additional expenses in connection with our efforts to resolve the clinical holds.
•
We will need substantial additional funds to advance development of drug candidates and our drug discovery and development engine, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future drug candidates. For example, our efforts to address the clinical holds and advance zelnecirnon may result in significant additional expenses.
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
•
Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products, limit their use or adoption and otherwise negatively affect our operating results and business.

Risks Related to Our Business

Our Phase 2 clinical trials of zelnecirnon are on clinical hold and, if the FDA does not lift the holds, we may be unable to continue clinical development of zelnecirnon. Our current or future product candidates may fail or suffer delays in clinical development that materially and adversely affect their commercial viability.

In February 2024, the FDA placed clinical holds on both our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma. The clinical hold determination was based on a serious adverse event of liver failure requiring transplant in one patient in the AD trial. Dosing of zelnecirnon and enrollment of new trial participants were halted immediately in both clinical trials. In May 2024, we announced our decision to close and unblind both the Phase 2b trial in AD and the Phase 2a trial of zelnecirnon in asthma to inform our path forward and support our discussions with the FDA. We may be unable to establish causation of the serious adverse event or satisfactorily address the issues required to resolve the clinical holds in a timely manner or at all, and we expect to incur additional expenses in connection with our efforts to resolve the clinical holds, which may be significant. If the FDA does not lift the clinical holds, we may be unable to continue clinical development of zelnecirnon, which would have a material adverse effect on our business, financial position and prospects.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. As noted above, the FDA has placed both our clinical trials of zelnecirnon on clinical hold following a serious adverse event of liver failure requiring transplant, and we may be unable to demonstrate the safety of zelnecirnon to the FDA’s satisfaction. With respect to tivumecirnon, although we have successfully completed preclinical studies and a Phase 1 clinical trial with healthy volunteers, and are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors, more clinical trials are needed. There is no guarantee that the FDA will lift the clinical holds on the Phase 2 clinical trials of zelnecirnon or permit us to conduct additional clinical trials for zelnecirnon, tivumecirnon or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of any of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of any preclinical studies or clinical trials will ultimately support the further development of zelnecirnon, tivumecirnon or any other potential drug candidates.

Our clinical development efforts are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. Although zelnecirnon has shown activity in several preclinical models and in the placebo-controlled Phase 1b portion of the Phase 1a/1b trial in a small number of patients with AD, there is no guarantee that the data from our Phase 2b trial in patients with AD or our Phase 2a trial in patients with asthma, or from any future clinical trials if we are permitted by the FDA to continue the clinical development of zelnecirnon, will show benefit to patients. Additionally, while tivumecirnon is currently in a Phase 1/2 clinical trial and has shown activity in a small number of patients with non-small cell lung cancer, there is no guarantee that tivumecirnon will ultimately prove to benefit patients. In the ongoing Phase 1/2 clinical trial of tivumecirnon, drug responses have been observed in a small number of patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received tivumecirnon and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by tivumecirnon, or that the responses were spontaneous and unrelated to either tivumecirnon or pembrolizumab. We have discontinued, and may elect in the future to discontinue, development of tivumecirnon in certain indications if, among other reasons, data does not warrant moving forward. For example, in 2022, we made the decision not to move forward with development of tivumecirnon in nasopharyngeal cancer and checkpoint-naïve head and neck squamous cell carcinoma. Additionally, we may be unable to enroll the trial or complete the dosing interval due to the impact of unexpected world events. There can be no assurance that the intended effects of our drug candidates will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage therapeutics companies such as ours.

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

We may not have the financial resources to continue development of, or to enter into new collaborations or partnerships for our existing or any potential future drug candidates. Our position may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a drug candidate, such as :

•
the clinical holds that have been placed on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma;
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

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $30.5 million and $29.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $515.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

We expect to continue incurring net losses as we make efforts to advance the clinical development of our lead drug candidates, zelnecirnon and tivumecirnon. However, the amount of our future losses is uncertain. Our ability to generate revenue from product sales and achieve or sustain profitability, if ever, will depend on, among other things, successfully developing drug candidates, obtaining regulatory approvals to market and commercialize drug candidates, manufacturing any approved products on commercially reasonable terms, entering into any future collaborations or other partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient capital to finance our operations. If we, or any of our future partners, are unable to develop and commercialize one or more of our drug candidates, or if sales revenue from any drug candidate that receives regulatory approval is insufficient, we will not achieve or sustain profitability, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have completed a Phase 1a/1b trial of zelnecirnon in healthy volunteers and in patients with AD. We were previously conducting a Phase 2b trial of zelnecirnon in patients with AD and a Phase 2a trial in asthma. However, in February 2024, the FDA placed clinical holds on those studies based on a serious adverse event of liver failure requiring transplant in one patient in the AD trial. Dosing of zelnecirnon and enrollment of new trial participants were halted immediately in both clinical trials. In May 2024, we announced our decision to close and unblind both trials to inform our path forward and support our discussions with the FDA. We may be unable to establish causation of the serious adverse event or satisfactorily address the issues required to resolve the clinical holds in a timely manner or at all and we expect to incur additional expenses in connection with our efforts to resolve the clinical holds. If the FDA does not lift the clinical holds, we may be unable to continue clinical development of zelnecirnon.

In addition, we have completed a Phase 1 clinical trial with healthy volunteers for tivumecirnon. We are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab. We may ultimately discover that neither zelnecirnon nor tivumecirnon meet criteria to be determined to be therapeutically effective or safe. As a result, we may never succeed in developing a marketable product based on zelnecirnon or tivumecirnon. If zelnecirnon, tivumecirnon or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Undesirable side effects caused by zelnecirnon, tivumecirnon or any other potential future drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, in February 2024, the FDA placed clinical holds on both our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma based on a serious adverse event of liver failure requiring transplant in one patient in the AD trial. Dosing of zelnecirnon and enrollment of new trial participants were halted immediately in both clinical trials. In May 2024, we announced our decision to close and unblind both the Phase 2b trial in AD and the Phase 2a trial in asthma to inform our path forward and support our discussions with the FDA. We may be unable to establish causation of the serious adverse event or satisfactorily address the issues required to resolve the clinical holds in a timely manner or at all and we expect to incur additional expenses in connection with our efforts to resolve the clinical holds, which may be significant. If the FDA does not lift the clinical holds, we may be unable to continue clinical development of zelnecirnon, which would have a material adverse effect on our business, financial position and prospects.

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

As of March 31, 2024 we had $141.6 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development activities;
•
the timing and progress of the advancement of our drug discovery and development engine, including our ability to satisfactorily address the issues resulting in the clinical holds in a timely manner or at all;
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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities on anticipated timelines. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate zelnecirnon in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic. Additionally, in February 2024, following the clinical holds placed by the FDA on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma, we stopped dosing zelnecirnon in both trials and halted enrollment of new trial participants. In May 2024, we announced our decision to close and unblind both trials. We cannot predict how difficult it will be to enroll patients for our current or future clinical trials or whether we will be able to meet our anticipated timelines. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

As of March 31, 2024, we had 126 full-time employees. Our focus on the development of zelnecirnon, tivumecirnon and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

As is the case with other therapeutics companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs of, and may diminish our ability to protect, our inventions, obtaining, maintaining, and enforcing our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. In September 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law, which increased uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These provisions affected the way patent applications are prosecuted, redefined prior art and provided more efficient and cost-effective avenues for competitors to challenge the validity of patents. This included allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures that attacked the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. In March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application would be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. This required us to be cognizant of the time from invention to filing of a patent application. The Leahy-Smith Act and its implementation resulted in uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse impact on our business prospects, financial condition and results of operations.

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

In February 2024, the FDA placed clinical holds on both our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma. The clinical hold determination was based on a serious adverse event of liver failure requiring transplant in one patient in the AD trial. Dosing of zelnecirnon and enrollment of new trial participants were halted immediately in both clinical trials. In May 2024, we announced our decision to close and unblind both the Phase 2b trial in AD and the Phase 2a trial in asthma to inform our path forward and support our discussions with the FDA. We may be unable to establish causation of the serious adverse event or satisfactorily address the issues required to resolve the clinical holds in a timely manner or at all and we expect to incur additional expenses in connection with our efforts to resolve the clinical holds, which may be significant. If the FDA does not lift the clinical holds, we may be unable to continue clinical development of zelnecirnon, which would have a material adverse effect on our business, financial position and prospects.

We are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors. We may experience delays in initiating or completing our clinical trials. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our current or potential future drug candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in February 2024, the FDA placed clinical holds on both our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma. The clinical hold determination was based on a serious adverse event of liver failure requiring transplant in one patient in the AD trial. Dosing of zelnecirnon and enrollment of new trial participants were halted immediately in both clinical trials. In May 2024, we announced our decision to close and unblind both the Phase 2b trial in AD and the Phase 2a trial in asthma to support our discussions with the FDA. We may be unable to establish causation of the serious adverse event or satisfactorily address the issues required to resolve the clinical holds in a timely manner or at all and we expect to incur additional expenses in connection with our efforts to resolve the clinical holds, which may be significant. If the FDA does not lift the clinical holds, we may be unable to continue clinical development of zelnecirnon, which would have a material adverse effect on our business, financial position and prospects.

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

Additionally, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, in September 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (“CMS”) Innovation Center that will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, in December 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. Also in December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that, for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While the government has not previously exercised march-in rights, it is uncertain if that practice will change under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to (i) control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and (ii) encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. In the event of failure (or perceived failure) of us or the third parties we rely on to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, civil or criminal penalties, audits, inspections and similar); litigation (including class claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, adverse publicity or imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations.

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

Environmental, social and governance matters and any related reporting obligations may impact our business.

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting, both in the United States and internationally. For example, new domestic and international laws and regulations relating to ESG matters, including environmental sustainability, climate change and human capital management, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. If increased ESG disclosure requirements apply to us, we may require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

10.1*+	Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 9, 2024

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)