Form 10-Q
period 2024-06-30
RAPT Therapeutics, Inc.
filed 2024-08-08
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, there were 34,903,476 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$37,077	$47,478
Marketable securities	77,761	111,384
Prepaid expenses and other current assets	5,658	2,920
Total current assets	120,496	161,782
Property and equipment, net	1,933	2,448
Operating lease right-of-use assets	4,304	5,228
Other assets	447	3,871
Total assets	$127,180	$173,329
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,716	$5,176
Accrued expenses	9,487	14,103
Operating lease liabilities, current	2,568	2,448
Other current liabilities	30	109
Total current liabilities	14,801	21,836
Operating lease liabilities, non-current	3,159	4,458
Total liabilities	17,960	26,294
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	652,130	631,611
Accumulated other comprehensive gain (loss)	(47)	103
Accumulated deficit	(542,866)	(484,682)
Total stockholders' equity	109,220	147,035
Total liabilities and stockholders' equity	$127,180	$173,329

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	22,640	21,642	47,421	47,216
General and administrative	6,690	6,722	14,427	12,710
Total operating expenses	29,330	28,364	61,848	59,926
Loss from operations	(29,330)	(28,364)	(61,848)	(59,926)
Other income, net	1,667	3,084	3,664	5,375
Net loss	$(27,663)	$(25,280)	$(58,184)	$(54,551)
Other comprehensive income (loss):
Foreign currency translation loss	—	(655)	—	(655)
Unrealized gain (loss) on marketable securities	(37)	136	(150)	501
Total comprehensive loss	$(27,700)	$(25,799)	$(58,334)	$(54,705)
Net loss per share, basic and diluted	$(0.71)	$(0.66)	$(1.50)	$(1.42)
Weighted average number of shares used in computing net loss per share, basic and diluted	38,866,760	38,328,741	38,748,214	38,304,758

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	34,398,312	$3	$631,611	$103	$(484,682)	$147,035
Issuances of common stock under employee stock plans	36,074	—	67	—	—	67
Issuances of common stock in “at-the-market” offerings, net of issuance costs	365,316	—	8,969	—	—	8,969
Stock-based compensation	—	—	5,398	—	—	5,398
Unrealized loss on marketable securities	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(30,521)	(30,521)
Balance at March 31, 2024	34,799,702	3	646,045	(10)	(515,203)	130,835
Issuances of common stock under employee stock plans	103,774	—	701	—	—	701
Stock-based compensation	—	—	5,384	—	—	5,384
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(27,663)	(27,663)
Balance at June 30, 2024	34,903,476	$3	$652,130	$(47)	$(542,866)	$109,220

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	34,254,314	$3	$613,073	$(26)	$(367,884)	$245,166
Issuances of common stock under employee stock plans	35,417	—	116	—	—	116
Stock-based compensation	—	—	4,094	—	—	4,094
Unrealized gain on marketable securities	—	—	—	365	—	365
Net loss	—	—	—	—	(29,271)	(29,271)
Balance at March 31, 2023	34,289,731	3	617,283	339	(397,155)	220,470
Issuances of common stock under employee stock plans	62,345	—	767	—	—	767
Stock-based compensation	—	—	4,239	—	—	4,239
Foreign currency translation loss	—	—	—	(655)	—	(655)
Unrealized gain on marketable securities	—	—	—	136	—	136
Net loss	—	—	—	—	(25,280)	(25,280)
Balance at June 30, 2023	34,352,076	$3	$622,289	$(180)	$(422,435)	$199,677

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net loss	$(58,184)	$(54,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on marketable securities	(1,731)	(2,948)
Depreciation and amortization	619	568
Stock-based compensation expense	10,782	8,333
Loss on foreign currency translation	—	(655)
Non-cash operating lease expense	1,168	1,168
Changes in operating assets and liabilities:
Prepaid expenses and other assets	686	970
Accounts payable, accrued expenses and other current liabilities	(7,155)	1,028
Operating lease liabilities	(1,423)	(1,323)
Net cash used in operating activities	(55,238)	(47,410)
Investing activities
Purchase of marketable securities	(34,007)	(73,951)
Proceeds from maturities of marketable securities	69,211	132,688
Purchase of property and equipment	(104)	(992)
Net cash provided by investing activities	35,100	57,745
Financing activities
Proceeds from issuances of common stock in “at-the-market” offerings, net of issuance costs	8,969	—
Proceeds from issuance of common stock under employee stock plans	768	883
Net cash provided by financing activities	9,737	883
Net (decrease) increase in cash and cash equivalents	(10,401)	11,218
Cash and cash equivalents at beginning of period	47,478	38,946
Cash and cash equivalents at end of period	$37,077	$50,164

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Management Plans

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2024, the Company incurred a net loss of $58.2 million and used $55.2 million of cash in operations and capital expenditures. At June 30, 2024, the Company had cash and cash equivalents and marketable securities of $114.8 million and working capital of $105.7 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S‑X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 7, 2024 with the Securities and Exchange Commission (“SEC”).

The accompanying condensed financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiary, RAPT Therapeutics Australia Pty Ltd., which was established in 2018 and deregistered during the quarter ended June 30, 2023. All intercompany balances and transactions have been eliminated in consolidation.

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

Marketable Securities

Marketable securities primarily consist of commercial paper, corporate debt securities and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income, net on the condensed statements of operations.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. To date, there have been no such impairment losses.

Leases

At inception of a contract, the Company determines whether an arrangement is or contains a lease. For all leases, the Company determines the classification as either operating leases or financing leases. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed balance sheets.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied retrospectively. The Company believes the adoption of this standard will not have a material impact on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the income tax disclosures within the financial statements.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of June 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$3,723	$—	$—	$3,723
Corporate debt	Level 2	18,240	6	(11)	18,235
Asset-backed securities	Level 2	3,859	—	(1)	3,858
Commercial paper	Level 2	35,966	—	(4)	35,962
U.S. government agency securities	Level 2	52,873	1	(38)	52,836
Subtotal		114,661	7	(54)	114,614
Less: Cash equivalents		(36,853)	—	—	(36,853)
Marketable securities		$77,808	$7	$(54)	$77,761

		As of December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$10,869	$—	$—	$10,869
Corporate debt	Level 2	19,531	37	(9)	19,559
Asset-backed securities	Level 2	5,242	7	(4)	5,245
Commercial paper	Level 2	59,828	7	(8)	59,827
U.S. government agency securities	Level 2	63,206	91	(18)	63,279
Subtotal		158,676	142	(39)	158,779
Less: Cash equivalents		(47,395)	—	—	(47,395)
Marketable securities		$111,281	$142	$(39)	$111,384

As of June 30, 2024, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. As of June 30, 2024, the Company held debt securities with an aggregate unrealized loss position of $54,000 that had an aggregate fair value of $55.6 million. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of June 30, 2024.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of June 30, 2024 (in thousands):

June 30, 2024
Maturing in one year or less	$76,291
Maturing after one year through five years	1,470
Total	$77,761

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$7,086	$7,399
Leasehold improvements	3,295	3,295
Computer equipment	735	727
Furniture and fixtures	394	394
Total property and equipment	11,510	11,815
Less accumulated depreciation and amortization	(9,577)	(9,367)
Property and equipment, net	$1,933	$2,448

Depreciation and amortization expense was $0.3 million for each of the three months ended June 30, 2024 and 2023 and $0.6 million for each of the six months ended June 30, 2024 and 2023.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development expenses	$4,401	$7,281
Accrued compensation	4,619	6,303
Accrued professional and consulting services	341	341
Other	126	178
Total accrued expenses	$9,487	$14,103

6. Common Stock

As of June 30, 2024, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	5,589,209
Shares available for future grants under the 2019 Equity Incentive Plan	2,905,116
Pre-funded warrants issued and outstanding	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	547,084
Total	13,041,409

On August 11, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement dated November 4, 2020 by and among the Company, Cantor and Stifel, Nicolaus & Company, Incorporated (the “Prior ATM Sales Agreement”). No shares were sold during the three months ended June 30, 2024 under the ATM Sales Agreement. During the six months ended June 30, 2024, the Company sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement for net proceeds of $9.0 million, after deducting commissions and other offering related costs. No shares were sold under the Prior ATM Sales Agreement during the three and six months ended June 30, 2023. As of June 30, 2024, $140.6 million remained available under the ATM Sales Agreement.

7. Stock-Based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the six months ended June 30, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2023	4,099,947	$21.00	7.6	$23,206
Stock options granted	1,646,259	21.77
Stock options exercised	(14,374)	4.67
Stock options forfeited	(142,623)	23.59
Balances at June 30, 2024	5,589,209	$21.20	7.7	$49

As of June 30, 2024, 2,905,116 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the six months ended June 30, 2024:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2023	13,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at June 30, 2024	—	$—

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,632	$2,015	$5,269	$3,975
General and administrative	2,752	2,224	5,513	4,358
Total stock-based compensation expense	$5,384	$4,239	$10,782	$8,333

As of June 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $45.5 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.8 years.

The Company recorded stock-based compensation expense related to the 2019 ESPP of $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.

8. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(27,663)	$(25,280)	$(58,184)	$(54,551)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	38,866,760	38,328,741	38,748,214	38,304,758
Net loss per share, basic and diluted	$(0.71)	$(0.66)	$(1.50)	$(1.42)

For the three and six months ended June 30, 2024 and 2023, 4,000,000 pre-funded warrants to purchase the Company’s shares of common stock, issued in the May 2022 private placement financing, were included on a weighted average basis in the basic and diluted net loss per share calculation. As of June 30, 2024, all the pre-funded warrants issued in the private placement financing were outstanding.

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2024	2023
Stock options issued and outstanding under the 2019 Plan and 2015 Stock Plan	5,589,209	4,079,046
Estimated shares issuable under the 2019 ESPP	12,939	11,801
RSUs subject to future vesting	—	13,500
Total	5,602,148	4,104,347

9. Subsequent Events

On July 16, 2024, the Company's board of directors approved a reduction of the Company's workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of the Company's headcount. All employees affected by the workforce reduction are or will be eligible to receive, among other things, severance payments and paid COBRA premiums for a specified time period post-termination. The Company estimates that it will incur approximately $0.9 million in restructuring charges in connection with the workforce reduction, consisting of cash-based expenses related to employee severance payments, benefits and related costs. The Company expects that the execution of the workforce reduction and the majority of the cash payments related to the restructuring will be substantially completed by the end of the third quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024. This discussion includes forward-looking statements based upon current beliefs, plans and expectations that involve risk, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “plans,” “potential” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information comes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of June 30, 2024, we had an accumulated deficit of $542.9 million. We have incurred net losses of $58.2 million and $54.6 million for the six months ended June 30, 2024 and 2023, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $114.8 million and working capital of $105.7 million. On August 11, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement, dated November 4, 2020, by and among the Company, Cantor and Stifel, Nicolaus & Company, Incorporated. During the three and six months ended June 30, 2024, the Company sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting commissions and other offering related costs. As of June 30, 2024, there were up to $140.6 million of shares of common stock available for future issuance under the ATM Sales Agreement.

On July 16, 2024, our board of directors approved a reduction of our workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of our headcount. All employees affected by the workforce reduction are or will be eligible to receive, among other things, severance payments and paid COBRA premiums for a specified time period post-termination. We estimate that we will incur approximately $0.9 million in restructuring charges in connection with the workforce reduction, consisting of cash-based expenses related to employee severance payments, benefits and related costs. We expect that the execution of the workforce reduction and the majority of the cash payments related to the restructuring will be substantially completed by the end of the third quarter of 2024.We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we expand our pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if our drug candidates are approved, launch commercial activities. Specifically, in the near term, we expect to continue to incur expenses relating to our ongoing and planned clinical trials, including efforts to resolve the clinical holds on the Phase 2b trial of zelnecirnon in AD and the Phase 2a trial in asthma, the development and validation of our manufacturing processes and other development activities.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024. Our significant accounting policies are also described in “Summary of Significant Accounting Policies” in Note 2 of the accompanying condensed financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	22,640	21,642	998	5%
General and administrative	6,690	6,722	(32)	*
Total operating expenses	29,330	28,364	966	3%
Loss from operations	(29,330)	(28,364)	(966)	3%
Other income, net	1,667	3,084	(1,417)	(46)%
Net loss	$(27,663)	$(25,280)	$(2,383)	9%

*: percentage not meaningful

Research and Development Expenses

Research and development expenses increased $1.0 million, or 5%, to $22.6 million for the three months ended June 30, 2024 from $21.6 million for the three months ended June 30, 2023. The increase in research and development expenses was primarily due to increases of $1.0 million in development costs related to zelnecirnon, $0.8 million in personnel costs, $0.6 million in stock-based compensation expense, $0.2 million in consulting costs and $0.2 million in facilities costs, partially offset by decreases of $0.6 million in development costs related to tivumecirnon, $0.6 million in development costs related to early-stage programs and $0.6 million in lab supplies costs.

The following is a comparison of research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023
External development expenses:
Zelnecirnon	$7,024	$6,041
Tivumecirnon	1,843	2,397
Other programs	249	869
Internal research and development expenses	13,524	12,335
Total research and development expenses	$22,640	$21,642

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses were $6.7 million for each of the three months ended June 30, 2024 and 2023, respectively. General and administrative expenses were unchanged as increases of $0.2 million in personnel costs and $0.5 million in stock-based compensation expense were offset by decreases of $0.4 million in consulting costs and $0.3 million in insurance premiums.

Other Income, Net

Other income, net decreased $1.4 million, or 46%, to $1.7 million for the three months ended June 30, 2024 from $3.1 million for the three months ended June 30, 2023. The decrease was driven primarily by a decrease in interest income due to lower invested cash balances for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	47,421	47,216	205	*
General and administrative	14,427	12,710	1,717	14%
Total operating expenses	61,848	59,926	1,922	3%
Loss from operations	(61,848)	(59,926)	(1,922)	3%
Other income, net	3,664	5,375	(1,711)	(32)%
Net loss	$(58,184)	$(54,551)	$(3,633)	7%

*: percentage not meaningful

Research and Development Expenses

Research and development expenses increased $0.2 million to $47.4 million for the six months ended June 30, 2024 from $47.2 million for the six months ended June 30, 2023. The increase in research and development expenses was primarily due to increases of $2.6 million in personnel costs, $0.5 million in consulting costs, $0.5 million in facilities costs and $1.3 million in stock-based compensation expense, partially offset by decreases of $0.3 million in development costs related to zelnecirnon, $1.9 million in development costs related to tivumecirnon, $1.4 million in development costs related to early-stage programs and $1.1 million in lab supplies costs.

The following is a comparison of research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023
External development expenses:
Zelnecirnon	$14,865	$15,132
Tivumecirnon	4,000	5,907
Other programs	452	1,807
Internal research and development expenses	28,104	24,370
Total research and development expenses	$47,421	$47,216

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 14%, to $14.4 million for the six months ended June 30, 2024, from $12.7 million for the six months ended June 30, 2023. The increase in general and administrative expenses was primarily due to increases of $0.7 million in personnel costs, $1.1 million in stock-based compensation expense and $0.2 million in facilities costs, partially offset by a decrease of $0.3 million in insurance premiums.

Other Income, Net

Other income, net decreased $1.7 million, or 32%, to $3.7 million for the six months ended June 30, 2024, from $5.4 million for the six months ended June 30, 2023. The decrease was driven primarily due to a decrease in interest income due to lower invested cash balances for the six months ended June 30, 2024.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. During the six months ended June 30, 2024, we sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting commissions and other offering related costs. As of June 30, 2024, up to $140.6 million of shares of common stock remained available for future issuance under the ATM Sales Agreement. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $114.8 million and working capital of $105.7 million. Our cash equivalents and marketable securities consist of commercial paper, corporate debt securities and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of June 30, 2024, we had an accumulated deficit of $542.9 million. We expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our existing and future drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our research or development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Additionally, the global financial markets have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impact of ongoing overseas conflicts. While recent rising inflation rates have eased, prices continue to rise, which may also materially affect our business and corresponding financial position and cash flows. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the failures of certain banks have resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments may be threatened and our ability to raise additional capital could be substantially impaired. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our substantial capital requirements.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to implement additional cost reduction measures, such as further reducing operating expenses and delaying, reducing or terminating some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

While we expect that the workforce reduction and the majority of the cash payments related to the workforce reduction will be substantially complete by the end of the third quarter of 2024, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction. Additionally, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations.

Summary Condensed Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(55,238)	$(47,410)
Investing activities	35,100	57,745
Financing activities	9,737	883
Net (decrease) increase in cash and cash equivalents	$(10,401)	$11,218

Cash Used in Operating Activities

Net cash used in operating activities was $55.2 million for the six months ended June 30, 2024, reflecting a net loss of $58.2 million and changes in operating assets and liabilities of $7.8 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $10.8 million.

Net cash used in operating activities was $47.4 million for the six months ended June 30, 2023, reflecting a net loss of $54.6 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $6.5 million and net cash provided by changes in operating assets and liabilities of $0.7 million.

Cash Provided by Investing Activities

Cash provided by investing activities was $35.1 million for the six months ended June 30, 2024, primarily from the proceeds from maturities of marketable securities of $69.2 million, partially offset by the purchases of marketable securities of $34.0 million and purchase of property and equipment for $0.1 million. Cash provided by investing activities was $57.7 million for the six months ended June 30, 2023, primarily from the proceeds from maturities of marketable securities of $132.7 million, partially offset by the purchases of marketable securities of $74.0 million and purchase of property and equipment for $1.0 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $9.7 million for the six months ended June 30, 2024, consisting of $9.0 million of net proceeds from the sale of shares under the ATM Sales Agreement and $0.7 million of net proceeds from our employee stock plans. Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2023, from net proceeds from our employee stock plans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Our business and investing in our common stock involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such a case, the market price of our common stock could decline and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. As noted above, the FDA has placed both our clinical trials of zelnecirnon on clinical hold following a serious adverse event of liver failure requiring transplant, and we may be unable to demonstrate the safety of zelnecirnon to the FDA’s satisfaction. With respect to tivumecirnon, although we have successfully completed preclinical studies and a Phase 1 clinical trial with healthy volunteers and are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors, more clinical trials are needed. There is no guarantee that the FDA will lift the clinical holds on the Phase 2 clinical trials of zelnecirnon or permit us to conduct additional clinical trials for zelnecirnon, tivumecirnon or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of any of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of any preclinical studies or clinical trials will ultimately support the further development of zelnecirnon, tivumecirnon or any other potential drug candidates.

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

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $58.2 million and $54.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $542.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

As of June 30, 2024 we had $114.8 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. While the long-term economic impact of ongoing overseas conflicts and potential future disruptions in access to bank deposits or lending commitments due to bank failures are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. While recent rising inflation rates have eased, prices continue to rise, which may also materially affect our business and corresponding financial position and cash flows. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the failures of certain banks have resulted in broader financial institution liquidity risk and concerns. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In any event, if the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

If we are unable to obtain adequate financing when needed, we may be required to implement additional cost reduction measures, such as further reducing operating expenses, or otherwise be required to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. On July 16, 2024, our board of directors approved a reduction of our workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of our headcount. While we expect that the workforce reduction and the majority of the cash payments related to the workforce reduction will be substantially complete by the end of the third quarter of 2024, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction. Additionally, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations.

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

As of June 30, 2024, we had 122 full-time employees. On July 16, 2024, our board of directors approved a reduction of our workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of our headcount. Our focus on the development of zelnecirnon, tivumecirnon and other potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

We may experience delays or other difficulties effectuating the transition of certain responsibilities that were previously performed by employees impacted by the workforce reduction, which could result in significant disruptions to our business and delays in our development efforts and timelines. In addition, our workforce reduction could yield unanticipated consequences, such as reputational risk, litigation risk and expense, attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and loss of institutional knowledge and expertise. The workforce reduction could also harm our ability to attract and retain qualified personnel who are critical to our operations. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.

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

In Europe, a new unitary patent system took effect in June 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various federal, state, local and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of protected health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these laws also exempt some data processed in the context of clinical trials, these developments further complicate our compliance efforts and increase compliance costs for us, the third parties we rely on and our future customers.

Outside the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”) and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we conduct and may conduct in the future clinical trials in Asia and may therefore be subject to new and emerging data privacy regimes in Asia, including South Korea's Personal Information Protection Act, Taiwan’s Personal Data Protection Act, Thailand’s Personal Data Protection Act and Hong Kong’s Personal Data (Privacy) Ordinance.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data or sensitive data on our behalf.

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties we rely on may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our services.

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

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

While we have implemented security measures designed to protect against security incidents, including measures designed to prevent the sharing and loss of patient data in our sample collection process associated with our drug discovery and development efforts, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties we rely on). We may not, however, detect, mitigate and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ( the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and certain other pre-change tax attributes (such as research and development tax credits) to offset post-change taxable income. Our existing NOLs and certain other tax attributes may be subject to substantial limitations arising from previous ownership changes, if any, and if we undergo an ownership change, our ability to utilize NOLs and certain other tax attributes could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our NOLs and certain other tax attributes may also be impaired under state law. For example, California recently imposed limits on the usability of California state NOLs and certain California state tax credits in tax years beginning after 2023 and before 2027.Accordingly, we may not be able to utilize a material portion of our NOLs and certain other tax attributes.

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

Our stock price has fluctuated and may continue to fluctuate for many reasons, including as a result of public announcements regarding the progress of our drug discovery and development efforts and our drug candidates, the development efforts of future partners or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Date: August 8, 2024

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)