Form 10-Q
period 2024-09-30
RAPT Therapeutics, Inc.
filed 2024-11-12
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, there were 34,958,253 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$37,900	$47,478
Marketable securities	60,005	111,384
Prepaid expenses and other current assets	4,693	2,920
Total current assets	102,598	161,782
Property and equipment, net	1,653	2,448
Operating lease right-of-use assets	3,825	5,228
Other assets	389	3,871
Total assets	$108,465	$173,329
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,380	$5,176
Accrued expenses	6,398	14,103
Operating lease liabilities, current	2,523	2,448
Other current liabilities	61	109
Total current liabilities	10,362	21,836
Operating lease liabilities, non-current	2,597	4,458
Total liabilities	12,959	26,294
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	656,694	631,611
Accumulated other comprehensive gain	107	103
Accumulated deficit	(561,298)	(484,682)
Total stockholders' equity	95,506	147,035
Total liabilities and stockholders' equity	$108,465	$173,329

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	13,340	27,022	60,761	74,238
General and administrative	6,448	6,897	20,875	19,607
Total operating expenses	19,788	33,919	81,636	93,845
Loss from operations	(19,788)	(33,919)	(81,636)	(93,845)
Other income, net	1,356	2,548	5,020	7,923
Net loss	$(18,432)	$(31,371)	$(76,616)	$(85,922)
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(655)
Unrealized gain on marketable securities	154	59	4	560
Total comprehensive loss	$(18,278)	$(31,312)	$(76,612)	$(86,017)
Net loss per share, basic and diluted	$(0.47)	$(0.82)	$(1.97)	$(2.24)
Weighted average number of shares used in computing net loss per share, basic and diluted	38,903,476	38,358,032	38,800,528	38,322,773

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	34,398,312	$3	$631,611	$103	$(484,682)	$147,035
Issuances of common stock under employee stock plans	36,074	—	67	—	—	67
Issuances of common stock in “at-the-market” offerings, net of issuance costs	365,316	—	8,969	—	—	8,969
Stock-based compensation	—	—	5,398	—	—	5,398
Unrealized loss on marketable securities	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(30,521)	(30,521)
Balance at March 31, 2024	34,799,702	3	646,045	(10)	(515,203)	130,835
Issuances of common stock under employee stock plans	103,774	—	701	—	—	701
Stock-based compensation	—	—	5,384	—	—	5,384
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(27,663)	(27,663)
Balance at June 30, 2024	34,903,476	3	652,130	(47)	(542,866)	109,220
Stock-based compensation	—	—	4,564	—	—	4,564
Unrealized gain on marketable securities	—	—	—	154	—	154
Net loss	—	—	—	—	(18,432)	(18,432)
Balance at September 30, 2024	34,903,476	$3	$656,694	$107	$(561,298)	$95,506

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	34,254,314	$3	$613,073	$(26)	$(367,884)	$245,166
Issuances of common stock under employee stock plans	35,417	—	116	—	—	116
Stock-based compensation	—	—	4,094	—	—	4,094
Unrealized gain on marketable securities	—	—	—	365	—	365
Net loss	—	—	—	—	(29,271)	(29,271)
Balance at March 31, 2023	34,289,731	3	617,283	339	(397,155)	220,470
Issuances of common stock under employee stock plans	62,345	—	767	—	—	767
Stock-based compensation	—	—	4,239	—	—	4,239
Foreign currency translation loss	—	—	—	(655)	—	(655)
Unrealized gain on marketable securities	—	—	—	136	—	136
Net loss	—	—	—	—	(25,280)	(25,280)
Balance at June 30, 2023	34,352,076	3	622,289	(180)	(422,435)	199,677
Issuances of common stock under employee stock plans	8,278	—	106	—	—	106
Stock-based compensation	—	—	4,329	—	—	4,329
Unrealized gain on marketable securities	—	—	—	59	—	59
Net loss	—	—	—	—	(31,371)	(31,371)
Balance at September 30, 2023	34,360,354	$3	$626,724	$(121)	$(453,806)	$172,800

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net loss	$(76,616)	$(85,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on marketable securities	(2,283)	(4,512)
Depreciation and amortization	916	893
Stock-based compensation expense	15,346	12,662
Loss on foreign currency translation	—	(655)
Non-cash operating lease expense	1,752	1,751
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,709	1,094
Accounts payable, accrued expenses and other current liabilities	(11,549)	7,406
Operating lease liabilities	(2,135)	(2,011)
Net cash used in operating activities	(72,860)	(69,294)
Investing activities
Purchase of marketable securities	(51,416)	(106,238)
Proceeds from maturities of marketable securities	105,082	190,790
Purchase of property and equipment	(121)	(1,058)
Net cash provided by investing activities	53,545	83,494
Financing activities
Proceeds from issuances of common stock in “at-the-market” offerings, net of issuance costs	8,969	—
Proceeds from issuance of common stock under employee stock plans	768	989
Net cash provided by financing activities	9,737	989
Net (decrease) increase in cash and cash equivalents	(9,578)	15,189
Cash and cash equivalents at beginning of period	47,478	38,946
Cash and cash equivalents at end of period	$37,900	$54,135

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

Liquidity and Management Plans

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2024, the Company incurred a net loss of $76.6 million and used $72.9 million of cash in operations and capital expenditures. At September 30, 2024, the Company had cash and cash equivalents and marketable securities of $97.9 million and working capital of $92.2 million.

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

The Company’s evaluation was based on the facts known as of the date of filing of this Quarterly Report on Form 10-Q, including the impacts of the Company’s decision to stop the zelnecirnon program following the clinical holds that the U.S. Food and Drug Administration (“FDA”) placed on the Phase 2b trial of zelnecirnon in atopic dermatitis (“AD”) and the Phase 2a trial of zelnecirnon in asthma.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of September 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$4,367	$—	$—	$4,367
Corporate debt	Level 2	19,571	50	—	19,621
Asset-backed securities	Level 2	3,714	8	—	3,722
Commercial paper	Level 2	17,453	—	—	17,453
U.S. government agency securities	Level 2	52,564	51	(2)	52,613
Subtotal		97,669	109	(2)	97,776
Less: Cash equivalents		(37,771)	—	—	(37,771)
Marketable securities		$59,898	$109	$(2)	$60,005

		As of December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$10,869	$—	$—	$10,869
Corporate debt	Level 2	19,531	37	(9)	19,559
Asset-backed securities	Level 2	5,242	7	(4)	5,245
Commercial paper	Level 2	59,828	7	(8)	59,827
U.S. government agency securities	Level 2	63,206	91	(18)	63,279
Subtotal		158,676	142	(39)	158,779
Less: Cash equivalents		(47,395)	—	—	(47,395)
Marketable securities		$111,281	$142	$(39)	$111,384

As of September 30, 2024, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. As of September 30, 2024, the Company held marketable securities with an aggregate unrealized loss position of $2,000 that had an aggregate fair value of $2.0 million. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of September 30, 2024.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of September 30, 2024 (in thousands):

September 30, 2024
Maturing in one year or less	$60,005
Maturing after one year through five years	—
Total	$60,005

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$7,035	$7,399
Leasehold improvements	3,295	3,295
Computer equipment	706	727
Furniture and fixtures	411	394
Total property and equipment	11,448	11,815
Less accumulated depreciation and amortization	(9,795)	(9,367)
Property and equipment, net	$1,653	$2,448

Depreciation and amortization expense was $0.3 million for each of the three months ended September 30, 2024 and 2023 and $0.9 million for each of the nine months ended September 30, 2024 and 2023.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development expenses	$1,132	$7,281
Accrued compensation	4,866	6,303
Accrued professional and consulting services	232	341
Other	168	178
Total accrued expenses	$6,398	$14,103

6. Common Stock

As of September 30, 2024, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	5,217,120
Shares available for future grants under the 2019 Equity Incentive Plan	3,227,205
Pre-funded warrants issued and outstanding	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	547,084
Total	12,991,409

On August 11, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement dated November 4, 2020 by and among the Company, Cantor and Stifel, Nicolaus & Company, Incorporated (the “Prior ATM Sales Agreement”). No shares were sold during the three months ended September 30, 2024 under the ATM Sales Agreement. During the nine months ended September 30, 2024, the Company sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement for net proceeds of $9.0 million, after deducting commissions and other offering related costs. No shares were sold under the Prior ATM Sales Agreement during the three and nine months ended September 30, 2023. As of September 30, 2024, $140.6 million remained available under the ATM Sales Agreement.

7. Stock-Based Compensation

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the nine months ended September 30, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2023	4,099,947	$21.00	7.6	$23,206
Stock options granted	1,646,259	21.77
Stock options exercised	(14,374)	4.67
Stock options forfeited	(514,712)	23.38
Balances at September 30, 2024	5,217,120	$21.05	7.2	$3

As of September 30, 2024, 3,227,205 shares remained available for issuance under the 2019 Plan.

Restricted stock unit (“RSU”) activity under the 2019 Plan is set forth below for the nine months ended September 30, 2024:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2023	13,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at September 30, 2024	—	$—

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,988	$1,916	$7,257	$5,892
General and administrative	2,576	2,413	8,089	6,770
Total stock-based compensation expense	$4,564	$4,329	$15,346	$12,662

As of September 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $35.9 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.6 years.

The Company recorded stock-based compensation expense related to the 2019 ESPP of $0.2 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.

8. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(18,432)	$(31,371)	$(76,616)	$(85,922)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	38,903,476	38,358,032	38,800,528	38,322,773
Net loss per share, basic and diluted	$(0.47)	$(0.82)	$(1.97)	$(2.24)

For the three and nine months ended September 30, 2024 and 2023, 4,000,000 pre-funded warrants to purchase the Company’s shares of common stock, issued in the May 2022 private placement financing, were included on a weighted average basis in the basic and diluted net loss per share calculation. As of September 30, 2024, all the pre-funded warrants issued in the private placement financing were outstanding.

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2024	2023
Stock options issued and outstanding under the 2019 Plan and 2015 Stock Plan	5,217,120	4,080,049
Estimated shares issuable under the 2019 ESPP	20,783	26,319
RSUs subject to future vesting	—	13,500
Total	5,237,903	4,119,868

9. Workforce Reduction Charges

On July 16, 2024, the Company's board of directors approved a reduction of the Company's workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of the Company's headcount. All employees affected by the workforce reduction were eligible to receive, among other things, severance payments and paid COBRA premiums for a specified time period post-termination. The Company incurred $0.9 million in restructuring charges in connection with the workforce reduction, consisting of cash-based expenses related to employee severance payments, benefits and related costs. The Company completed the workforce reduction plan and all cash payments related to the restructuring during the quarter ended September 30, 2024. As of September 30, 2024, there were no accrued expenses associated with this workforce reduction plan.

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

Zelnecirnon (RPT193) was being evaluated in two randomized, placebo-controlled Phase 2 clinical trials in asthma and atopic dermatitis (AD). Both trials were placed on clinical hold by the U.S. Food and Drug Administration (FDA) in February 2024 due to a serious adverse event (“SAE”) of liver failure in one patient in the AD trial. No liver toxicity nor other treatment-related SAEs were reported in any other trial participant. We subsequently closed both studies before completing the planned enrollment. Based on feedback from the FDA, we stopped the zelnecirnon program.

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

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of September 30, 2024, we had an accumulated deficit of $561.3 million. We have incurred net losses of $76.6 million and $85.9 million for the nine months ended September 30, 2024 and 2023, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $97.9 million and working capital of $92.2 million. On August 11, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement, dated November 4, 2020, by and among the Company, Cantor and Stifel, Nicolaus & Company, Incorporated. No shares were sold during the three months ended September 30, 2024 under the ATM Sales Agreement. During the nine months ended September 30, 2024, the Company sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting commissions and other offering related costs. As of September 30, 2024, there were up to $140.6 million of shares of common stock available for future issuance under the ATM Sales Agreement.

On July 16, 2024, our board of directors approved a reduction of our workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of our headcount. All employees affected by the workforce reduction were eligible to receive, among other things, severance payments and paid COBRA premiums for a specified time period post-termination. We incurred $0.9 million in restructuring charges in connection with the workforce reduction, consisting of cash-based expenses related to employee severance payments, benefits and related costs. We completed the workforce reduction and the cash payments related to the restructuring during the quarter ended September 30, 2024. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this Quarterly Report on Form 10-Q.

We expect to incur substantial expenditures in the foreseeable future as we expand our pipeline and advance our drug candidates through preclinical and clinical development, undergo the regulatory approval process and, if our drug candidates are approved, launch commercial activities.

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

Our research and development expenses have decreased in recent quarters due to the clinical holds that were placed on the zelnecirnon clinical trials described above and the early closure of those trials, and we expect this decreased level of expenditures will continue following our decision to stop the zelnecirnon program. However, we expect to devote substantial resources towards research and development during the next few years as we seek to initiate additional clinical trials and advance other programs into clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024. Our significant accounting policies are also described in “Summary of Significant Accounting Policies” in Note 2 of the accompanying condensed financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	13,340	27,022	(13,682)	(51)%
General and administrative	6,448	6,897	(449)	(7)%
Total operating expenses	19,788	33,919	(14,131)	(42)%
Loss from operations	(19,788)	(33,919)	14,131	(42)%
Other income, net	1,356	2,548	(1,192)	(47)%
Net loss	$(18,432)	$(31,371)	$12,939	(41)%

Research and Development Expenses

Research and development expenses decreased $13.7 million, or 51%, to $13.3 million for the three months ended September 30, 2024 from $27.0 million for the three months ended September 30, 2023. The decrease in research and development expenses was primarily due to decreases of $9.2 million in development costs related to zelnecirnon, $1.1 million in development costs related to tivumecirnon, $0.6 million in development costs related to early-stage programs, $1.2 million in personnel costs, $1.1 million in lab supplies costs and $0.4 million in consulting costs.

The following is a comparison of research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
External development expenses:
Zelnecirnon	$1,836	$11,032	$(9,196)	(83)%
Tivumecirnon	1,302	2,429	(1,127)	(46)%
Other programs	46	650	(604)	(93)%
Internal research and development expenses	10,156	12,911	(2,755)	(21)%
Total research and development expenses	$13,340	$27,022	$(13,682)	(51)%

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses decreased $0.5 million, or 7%, to $6.4 million for the three months ended September 30, 2024 from $6.9 million for the three months ended September 30, 2023. The decrease in general and administrative expenses was primarily due to the decreases of $0.5 million in personnel costs and $0.2 million in consulting costs, partially offset by an increase of $0.2 million in stock-based compensation expense.

Other Income, Net

Other income, net decreased $1.1 million, or 47%, to $1.4 million for the three months ended September 30, 2024 from $2.5 million for the three months ended September 30, 2023. The decrease was driven primarily by a decrease in interest income due to lower invested cash balances for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	60,761	74,238	(13,477)	(18)%
General and administrative	20,875	19,607	1,268	6%
Total operating expenses	81,636	93,845	(12,209)	(13)%
Loss from operations	(81,636)	(93,845)	12,209	(13)%
Other income, net	5,020	7,923	(2,903)	(37)%
Net loss	$(76,616)	$(85,922)	$9,306	(11)%

Research and Development Expenses

Research and development expenses decreased $13.5 million or 18%, to $60.8 million for the nine months ended September 30, 2024 from $74.2 million for the nine months ended September 30, 2023. The decrease in research and development expenses was primarily due to decreases of $9.5 million in development costs related to zelnecirnon, $3.0 million in development costs related to tivumecirnon, $2.0 million in development costs related to early-stage programs and $2.1 million in lab supply costs, partially offset by increases of $1.3 million in personnel costs, $0.1 million in consulting costs, $0.3 million in facilities costs and $1.4 million in stock-based compensation expense.

The following is a comparison of research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
External development expenses:
Zelnecirnon	$16,701	$26,164	$(9,463)	(36)%
Tivumecirnon	5,302	8,336	(3,034)	(36)%
Other programs	498	2,457	(1,959)	(80)%
Internal research and development expenses	38,260	37,281	979	3%
Total research and development expenses	$60,761	$74,238	$(13,477)	(18)%

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $1.3 million, or 6%, to $20.9 million for the nine months ended September 30, 2024, from $19.6 million for the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily due to increases of $0.2 million in personnel costs, $1.3 million in stock-based compensation expense and $0.4 million in facilities costs, partially offset by decreases of $0.4 million in insurance premiums and $0.2 million in consulting costs.

Other Income, Net

Other income, net decreased $2.9 million, or 37%, to $5.0 million for the nine months ended September 30, 2024, from $7.9 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in interest income due to lower invested cash balances for the nine months ended September 30, 2024.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. During the nine months ended September 30, 2024, we sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting commissions and other offering related costs. As of September 30, 2024, up to $140.6 million of shares of common stock remained available for future issuance under the ATM Sales Agreement. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $97.9 million and working capital of $92.2 million. Our cash equivalents and marketable securities consist of commercial paper, corporate debt securities and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of September 30, 2024, we had an accumulated deficit of $561.3 million. We expect to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our existing and future drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our research or development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(72,860)	$(69,294)
Investing activities	53,545	83,494
Financing activities	9,737	989
Net (decrease) increase in cash and cash equivalents	$(9,578)	$15,189

Cash Used in Operating Activities

Net cash used in operating activities was $72.9 million for the nine months ended September 30, 2024, reflecting a net loss of $76.6 million and changes in operating assets and liabilities of $12.0 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $15.7 million.

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

Cash Provided by Investing Activities

Cash provided by investing activities was $53.5 million for the nine months ended September 30, 2024, primarily from the proceeds from maturities of marketable securities of $105.1 million, partially offset by the purchases of marketable securities of $51.4 million and purchase of property and equipment for $0.1 million. Cash provided by investing activities was $83.5 million for the nine months ended September 30, 2023, primarily from the proceeds from maturities of marketable securities of $190.8 million, partially offset by the purchases of marketable securities of $106.2 million and property and equipment for $1.1 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $9.7 million for the nine months ended September 30, 2024, consisting of $9.0 million of net proceeds from the sale of shares under the ATM Sales Agreement and $0.8 million of net proceeds from our employee stock plans. Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2023, from net proceeds from our employee stock plans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. Some of these risks are:

•
Our current or future product candidates may fail or suffer delays in clinical development that materially and adversely affect their commercial viability. We stopped the zelnecirnon program based on feedback from the FDA regarding the clinical hold placed by the FDA on our Phase 2 clinical trials of zelnecirnon.
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
•
Even if regulatory approval is obtained for any current or potential future drug candidate, the drug candidate we commercialize may not achieve market acceptance and we may not generate any revenue from the sale or licensing of our drug candidates.
•
Undesirable side effects caused by any other potential drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities, which could compromise our ability to market and derive revenue from our drug candidates. For example, we stopped the zelnecirnon program based on feedback from the FDA regarding the clinical holds placed by the FDA on our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma based on a serious adverse event of liver failure requiring transplant in one patient in the AD trial.
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

Risks Related to Our Business

Our current or future product candidates may fail or suffer delays in clinical development that materially and adversely affect their commercial viability. We stopped the zelnecirnon program based on feedback from the FDA regarding the clinical hold placed by the FDA on our Phase 2 clinical trials of zelnecirnon.

We have no products on the market or that have gained regulatory approval. Other than zelnecirnon and tivumecirnon, none of our drug candidates has ever been tested in humans. In February 2024, the FDA placed clinical holds on both our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma. The clinical hold determination was based on a serious adverse event of liver failure requiring transplant in one patient in the AD trial. Following feedback from the FDA, we stopped the zelnecirnon program. None of our drug candidates has advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Our ability to achieve and sustain profitability depends on us developing, obtaining regulatory approval for and successfully commercializing one or more drug candidates, either alone or with partners.

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. As noted above, the FDA placed both our clinical trials of zelnecirnon on clinical hold following a serious adverse event of liver failure requiring transplant, and we stopped the zelnecirnon program based on FDA feedback. With respect to tivumecirnon, although we have successfully completed preclinical studies and a Phase 1 clinical trial with healthy volunteers and are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors, more clinical trials are needed. There is no guarantee that the FDA will permit us to conduct additional clinical trials of tivumecirnon or any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of any of our clinical trials and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, or if the outcome of any preclinical studies or clinical trials will ultimately support the further development of tivumecirnon or any other potential drug candidates.

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
•
suspension or termination of our clinical trials for various reasons, including a clinical hold based on a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks, such as the clinical hold that was placed on zelnecirnon and subsequent FDA feedback that caused us to stop the zelnecirnon program;
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

Since our inception, we have devoted substantially all of our resources to research and development, including our drug discovery and development engine, preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $76.6 million and $85.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $561.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

We expect to continue incurring net losses as we make efforts to advance the clinical development of our drug candidates. However, the amount of our future losses is uncertain. Our ability to generate revenue from product sales and achieve or sustain profitability, if ever, will depend on, among other things, successfully developing drug candidates, obtaining regulatory approvals to market and commercialize drug candidates, manufacturing any approved products on commercially reasonable terms, entering into any future collaborations or other partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient capital to finance our operations. If we, or any of our future partners, are unable to develop and commercialize one or more of our drug candidates, or if sales revenue from any drug candidate that receives regulatory approval is insufficient, we will not achieve or sustain profitability, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Current or potential future drug candidates may not demonstrate the safety and efficacy necessary to support further clinical development or commercial viability. Further, success in research and preclinical studies or early clinical trial results may not be indicative of results obtained in later trials. Likewise, preliminary, initial or interim data from clinical trials may be materially different from final data.

We stopped the zelnecirnon program based on FDA feedback following the clinical hold placed by the FDA on our Phase 2 clinical trials of zelnecirnon.

We have completed a Phase 1 clinical trial with healthy volunteers for tivumecirnon. We are conducting a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab. We may ultimately discover that tivumecirnon does not meet criteria to be determined to be therapeutically effective or safe. As a result, we may never succeed in developing a marketable product based on tivumecirnon. If tivumecirnon or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Even if regulatory approval is obtained for a drug candidate, we may not generate or sustain revenue from sales of such products. Market acceptance of our current and potential future drug candidates will depend on, among other factors:

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

If we or others later identify undesirable side effects caused by our current or potential future drug candidates, our ability to market and derive revenue from the drug candidate could be compromised.

Undesirable side effects caused by our current or potential future drug candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, we stopped the zelnecirnon program based on FDA feedback after the FDA placed our Phase 2 clinical trials of zelnecirnon on clinical hold in February 2024 due to a SAE of liver failure in one patient in the AD trial.

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

As of September 30, 2024 we had $97.9 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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
•
our ability to maintain our current licenses, collaboration and research and development programs, including the continued agreement of Merck to supply pembrolizumab to us for use in our clinical trials, and our ability to establish new collaborations and licensing agreements;

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

If we are unable to obtain adequate financing when needed, we may be required to implement additional cost reduction measures, such as further reducing operating expenses, or otherwise be required to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. For example, on July 16, 2024, our board of directors approved a reduction of our workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of our headcount. We may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations.

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

Because we have limited financial and managerial resources, we intend to prioritize our efforts on specific research and development programs, including clinical development of current and other potential future drug candidates. As a result, we may forgo or delay pursuit of other opportunities, including with potential future drug candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities on anticipated timelines. For example, in March 2020 we temporarily paused enrollment for a few months in the Phase 1b portion of our Phase 1a/1b trial to evaluate zelnecirnon in patients with AD due to circumstances and uncertainties created by the COVID-19 pandemic, and we halted enrollment in our Phase 2b trial of zelnecirnon in AD and our Phase 2a trial of zelnecirnon in asthma following the clinical holds placed on those trials by the FDA. We subsequently stopped the zelnecirnon program. We cannot predict how difficult it will be to enroll patients in future clinical trials or whether we will be able to meet our anticipated timelines. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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
•
clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
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

We currently rely on third-party contract manufacturers for our current and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our drug candidates for clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of current and future clinical development materials, including our source for the manufacture of tivumecirnon. We cannot assure you that our preclinical or current or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and current and future clinical activities at commercially reasonable terms in the event that their services to us are interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

Our third-party manufacturers may be unable to successfully scale manufacturing of current or potential future drug candidates in sufficient quality and quantity, which would delay or prevent us from developing drug candidates and commercializing approved products, if any.

In order to conduct clinical trials of our current and any potential future drug candidates, we will need to manufacture large quantities of these drug candidates. We may continue to use third parties for our manufacturing needs. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any current or potential future drug candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale the manufacture of any current or potential future drug candidate in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

If the market opportunities for our current and potential future drug candidates are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of inflammatory disease and cancers that our current or potential future drug candidates may have the potential to treat is based on estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future drug candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may be further reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from such drug candidates.

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

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as Agenus/Gilead, Amgen and Tusk/Roche for oncology, and AnaptysBio and Dermira/Lilly for inflammatory diseases. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and other therapeutics for use in treating inflammatory diseases and cancer such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If any current or future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or currently marketed.

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

As of September 30, 2024, we had 70 full-time employees. On July 16, 2024, our board of directors approved a reduction of our workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of our headcount. Our focus on the development of current and potential future drug candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

Even if patents do successfully issue and even if such patents cover our current or any future technologies or drug candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to any patents we own or may in-license could deprive us of rights necessary for the successful commercialization of any current or future technologies or drug candidates that we may develop. Likewise, if patent applications we own or may in-license with respect to our development programs and current or future technologies or drug candidates fail to issue, if their breadth or strength is threatened or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or drug candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain, or any loss of, patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as current or potential future drug candidates that emerge from our discovery program.

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

Our drug candidate tivumecirnon is in clinical development, and the risk of failure is high. For example, we stopped the zelnecirnon program based on feedback from the FDA after the FDA placed our Phase 2 clinical trials of zelnecirnon on clinical hold. It is impossible to predict when or if our candidates or any potential future drug candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of a drug candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our current or potential future drug candidates.

Our current and potential future drug candidates are and will be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug, therapeutic or biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we may develop will obtain the regulatory approvals necessary for us or our potential future partners to begin selling them.

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

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular drug candidate for which we are seeking approval. Further, we and our potential future partners may never receive approval to market and commercialize any drug candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If any of our drug candidates prove to be ineffective, unsafe or commercially unviable, we may have to re-engineer them, and our entire pipeline could have little, if any, value, which could require us to change our focus and approach to small molecule discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we or potential future partners obtain for our current or potential future drug candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such drug candidate. In addition, if the FDA or other regulatory authority approves current or potential future drug candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Additionally, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, in September 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. In August 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (“CMS”) Innovation Center that will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, in December 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. Also in December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that, for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While the government has not previously exercised march-in rights, it is uncertain if that practice will change under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to (i) control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and (ii) encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the upcoming U.S. Presidential and Congressional elections, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

As we conduct clinical trials, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of inflammatory disease and cancer treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities, our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our stock price has been and is likely to continue to be highly volatile. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•
our ability to advance our current or potential future drug candidates through clinical development;
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

Date: November 12, 2024

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)