Form 10-K
period 2024-12-31
RAPT Therapeutics, Inc.
filed 2025-03-06
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $75 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Market on June 28, 2024 of $3.05 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 3, 2025, the number of outstanding shares of the Registrant’s common stock, par value $0.0001 per share, was 132,006,828.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

__________________________________

Unless the context suggests otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to “us,” “our,” “RAPT,” “RAPT Therapeutics,” “we,” the “Company” and similar designations refer to RAPT Therapeutics, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
estimates of our total addressable market, future revenue, expenses, capital requirements and our needs for additional financing;
•
the initiation, cost, timing, progress and results of research and development activities, preclinical studies and clinical trials with respect to RPT904, tivumecirnon (FLX475) and other potential future drug candidates;
•
our ability to identify, develop and commercialize drug candidates;
•
our ability to advance RPT904, tivumecirnon or other potential future drug candidates into, and successfully complete, preclinical studies and clinical or field trials;
•
our ability to obtain and maintain regulatory approval of RPT904, tivumecirnon or other potential future drug candidates, and any related restrictions, limitations and/or warnings in the label of an approved drug candidate;
•
our ability to obtain funding for our operations;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements;
•
our ability to obtain and maintain intellectual property protection for our technology and any of our drug candidates;
•
our ability to successfully commercialize any of our current or potential future drug candidates;
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
•
We may not be successful in our efforts to build a pipeline of drug candidates, and as an organization we have no history of successfully developing drugs.
•
The market may not be receptive to our current or potential future drug candidates and we may not generate any revenue from the sale or licensing of our drug candidates.
•
If we or others later identify undesirable side effects caused by our current or potential future drug candidates, our ability to market and derive revenue from the drug candidate could be compromised.
•
We will need substantial additional funds to discover and advance development of drug candidates and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future drug candidates.
•
If third parties on which we rely to conduct certain preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse impacts on our business and financial condition.
•
Because we may rely on third parties, some of which are or may be sole source vendors, for manufacturing and supply of our drug candidates and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.
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
•
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure, or that of the third parties with whom we work, to comply with such obligations could lead to government investigations or enforcement actions, which could include civil or criminal penalties, litigation, including class claims, and mass arbitration demands; fines or penalties; or disruptions of our business operations, reputational harm, loss of revenue or profits, adverse publicity and other adverse business consequences, which could negatively affect our operating results and business.
•
Our stock price may be volatile and purchasers of our common stock could incur substantial losses.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.
•
Our principal stockholders own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1. Business.

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing novel therapies for patients living with inflammatory and immunological diseases. Our lead drug candidate, RPT904, is a half-life extended monoclonal antibody (“mAb”) designed to bind free human immunoglobin E (“IgE”), a key driver of several allergic diseases.

In December 2024, we entered into an exclusive license agreement (the “Jemincare License Agreement”) with Shanghai Jemincare Pharmaceutical Co., Ltd (“Jemincare”), a subsidiary of Jiangxi Jemincare Group Co., Ltd., under which we have exclusive rights to develop and commercialize RPT904 worldwide, excluding mainland China, Hong Kong, Macau and Taiwan (together, the “Jemincare Territory”). We believe RPT904 could offer patients a potentially improved therapeutic option compared to omalizumab (Xolair®), an anti-IgE antibody approved for asthma, chronic spontaneous urticaria (“CSU”), chronic rhinosinusitis with nasal polyps and food allergy. In a Phase 1 clinical trial conducted by Jemincare comparing RPT904 and omalizumab, the median half-life of RPT904 was more than two times that of omalizumab at the same dose, and RPT904 demonstrated deeper and more sustained reduction of free IgE and higher total IgE accumulation compared to omalizumab at the same dose. We plan to pursue clinical development of RPT904 initially in food allergy and CSU.

Our oncology drug candidate, tivumecirnon, is an oral small-molecule C-C motif chemokine receptor 4 (“CCR4”) antagonist designed to selectively inhibit the migration of immunosuppressive regulatory T cells (“Treg”) into tumors. Data from a Phase 2 trial of patients with advanced checkpoint-naïve non-small cell lung cancer (“NSCLC”) treated with tivumecirnon in combination with the checkpoint inhibitor pembrolizumab showed greater confirmed objective response rate and progression free survival than what has historically been demonstrated by pembrolizumab monotherapy. We hold worldwide rights to tivumecirnon, with the exception of the exclusive license (the “Hanmi License Agreement”) granted to Hanmi Pharmaceutical Ltd. (“Hanmi”) in Korea, mainland China, Hong Kong, Macau and Taiwan (together, the “Hanmi Territory”). We are seeking a partner to further develop tivumecirnon outside the Hanmi Territory.

Zelnecirnon, our small molecule CCR4 antagonist for inflammatory disease, was being evaluated in two randomized, placebo-controlled Phase 2 clinical trials in asthma and atopic dermatitis (“AD”). Both trials were placed on clinical hold by the U.S. Food and Drug Administration (“FDA”) in February 2024 due to a serious adverse event (“SAE”) of liver failure in one patient in the AD trial, and we subsequently closed both trials. In November 2024, based on feedback from the FDA, we ceased development of zelnecirnon. We are currently pursuing different novel CCR4 antagonists that we believe may have improved safety margins.

Our Strategy

•
Advance RPT904 through clinical development to commercialization in food allergy. Food allergy is a significant and growing health problem in the United States, Europe and throughout the developed world, affecting as much as 10% of the population. Food allergy represents a large and significant unmet need and omalizumab is the only FDA-approved drug to reduce allergic reactions to multiple foods. We believe RPT904, if approved could offer an improved treatment option with a less burdensome dosing regimen than omalizumab and could also treat patients with high IgE or high weight who are not currently eligible to be treated with omalizumab.
•
Expand development of RPT904 into CSU and potentially other inflammatory diseases. CSU affects 1% of the general population and patients are generally treated first with H1-antihistamines. However, approximately 40% of patients with CSU do not respond to H1-antihistamines, and omalizumab is the only approved biologic drug that can be prescribed as second-line treatment for CSU patients. As with food allergy, we believe RPT904, if approved, could offer an improved treatment option with a less burdensome dosing regimen than omalizumab for patients with CSU.

•
Utilize collaborations and partnerships to support our long-term goals. We plan to selectively enter into collaborations and partnerships as strategic tools aimed at maximizing the value of our drug candidates.
•
Advance a next-generation CCR4 antagonist to clinical development for a range of inflammatory diseases. We believe there remains significant unmet medical need and market potential for a safe and efficacious oral agent for the treatment of Th2-driven inflammatory diseases, such as AD, asthma and potentially additional inflammatory diseases.

RPT904 – Our half-life extended anti-IgE monoclonal antibody

RPT904 is a half-life extended anti-IgE monoclonal antibody. IgE plays a role in causing multiple diseases such as food allergy, CSU, asthma and chronic rhinosinusitis. While omalizumab was recently approved to treat food allergy, we believe RPT904, if approved, could provide an improved treatment option with a less burdensome dosing regimen than omalizumab and could be used to treat high-IgE and high-weight patients who are not currently eligible to be treated with omalizumab.

Under the Jemincare License Agreement, we hold exclusive rights worldwide, excluding the Jemincare Territory, to RPT904 and to patent applications with respect to RPT904; any patents that might issue from our licensed patent applications are scheduled to expire in 2041 (not including any applicable patent term extensions, if approved). These patent applications cover the RPT904 composition of matter, pharmaceutical compositions thereof and uses thereof, as well other related compounds. As consideration for the license, we paid Jemincare a $35.0 million upfront license fee and could pay up to $672.5 million in milestone payments as well as tiered royalty payments (at percentages ranging from high single-digit to low double-digit) on future net sales.

Food Allergy Overview

Food allergy is a significant and growing health problem in the United States, Europe and throughout the developed world. It is estimated that over 17 million people in the United States have been diagnosed with a food allergy, including approximately six million children. Approximately 40% of people with a food allergy are allergic to more than one food and approximately half of food-allergic people in the United States have had a severe reaction from their food allergy.

Food allergy occurs when the immune system responds to a harmless food as if it were a threat. In a non-allergic patient, tolerance for food proteins develops early in life and the immune cells do not mount a response when food proteins are detected. In an allergic patient, the immune system is sensitized to one or more food proteins, or allergens (“sensitization” phase). As a result of this sensitization, the patient’s immune system produces IgE antibodies, which are directed against that particular allergen. The IgE antibodies bind to mast cells and basophils via its receptor called FceR1. When an IgE antibody bound to these immune cells encounters the allergen it is directed against the mast cells and basophils are activated and release histamine and other inflammatory mediators which then provoke the symptoms of an allergic reaction (“effector” phase). Symptoms may include hives, swelling, vomiting, abdominal pain, wheezing, breathlessness and lowered blood pressure. Allergic reactions can be triggered by exposure to minute quantities of the relevant food allergen and can be painful, frightening and potentially deadly. Severe and potentially life-threatening reactions are referred to as anaphylaxis, and such reactions require urgent medical attention and often result in treatment at hospital emergency departments.

The most common approach to manage food allergy is strict avoidance of food allergens and emergency treatment of allergy symptoms in the event of an accidental exposure. Strict avoidance can be difficult to achieve and the burdens of practicing avoidance can have a substantial negative impact on the quality of life of food-allergic patients and their families. Moreover, accidental exposures, especially in children, remain a common issue, and food-allergic patients typically must carry rescue medication to treat severe and possibly life-threatening allergic reactions. The most widely used rescue medication is epinephrine, which blunts certain symptoms of the allergic reaction but does not treat the allergic reaction itself. While epinephrine is useful as a rescue medication, it may not be sufficient to counteract the effects of the allergic reaction.

Desensitization therapy, which consists of repeated administrations of increasing quantities of an allergen in order to decrease the immune response to that allergen, is the most common proactive approach to treating food allergy. Oral immunotherapy (“OIT”), which involves the oral consumption of increasing doses of a food-based product on a daily basis over a period of months, has the potential to produce a high degree of desensitization and a proprietary form of OIT, Palforzia®, is approved in the United States and the European Union for the treatment of peanut allergy in children aged 4–17 years. OIT, however, has a number of limitations, such as a relatively high rate of systemic side effects, limitations it places on many activities of daily living, including exercise, and unpredictability of tolerance in the setting of intercurrent illness.

Other desensitization approaches under clinical investigation include sublingual immunotherapy (“SLIT”), which involves the administration of increasing amounts of food extract under a patient’s tongue, and epicutaneous immunotherapy (“EPIT”), which involves the use of a patch that causes allergens to be absorbed by the skin to initiate desensitization. Both SLIT and EPIT approaches have shown some clinical success with less severe side effect profiles compared to OIT; like OIT, however, they generally are specific to a single food allergen.

Anti-IgE therapy aimed at blocking the binding of IgE to mast cells and basophils is another therapeutic approach. The anti-IgE antibody omalizumab was recently approved by the FDA for the reduction of allergic reactions, including anaphylaxis, that may occur upon accidental exposure to one or more foods in patients with IgE-mediated food allergy. As shown in the graphic above, anti-IgE mAbs such as omalizumab bind to IgE, eliminating most of the IgE in the systemic circulation and preventing IgE from binding to mast cells and basophils; omalizumab also removes allergen-IgE complexes already bound to mast cells, thereby preventing and reducing the release of inflammatory mediators. Omalizumab reduces the availability of all IgE, not just IgE that recognize a specific allergen, so omalizumab can block reactions to multiple food allergens.

Chronic Spontaneous Urticaria Overview

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

Current treatment guidelines for CSU recommend the use of oral H1-antihistamines as a first-line therapy, with dose escalation of up to four times the standard dose in lower responders. Approximately 40% of patients with CSU do not respond to H1-antihistamines and can be prescribed omalizumab, which maintains an approximately 65% response rate as a second-line treatment. Omalizumab is currently the only FDA-approved biologic for treatment of CSU patients whose disease is inadequately controlled by antihistamines.

RPT904

RPT904 is a half-life extended anti-IgE antibody we are developing for the treatment of food allergy, CSU and potentially other inflammatory diseases. RPT904 was developed by making targeted changes to the omalizumab sequence designed to preserve the epitope of omalizumab while improving drug-like properties, including:

•
affinity maturation which resulted in a 4-fold increase in affinity compared to omalizumab in preclinical studies conducted by our partner Jemincare;
•
increase in antibody humanization level to reduce the potential for immunogenicity;
•
removal of post translational modification sites to improve manufacturability and stability; and
•
addition of the YTE mutation in the IgG1 of the Fc region of the antibody to increase the half-life of the antibody.

Preclinical studies

Our partner Jemincare conducted preclinical binding studies to determine the affinity of RPT904 (Jemincare designation JYB1904) to free human IgE and to the neonatal Fc receptor (“FcRn”), which is required for the recirculation of IgG molecules and protects the antibody from degradation. In these studies, as shown below, RPT904 demonstrated an increase in affinity to free human IgE and FcRn.

In addition, in functional cell-based assays, RPT904 demonstrated an enhanced ability to prevent the degranulation of RBL-2H3/FcɛRI cells and release of hexosaminidase, which is known to contribute to the inflammatory response to allergen exposure.

RPT904 was also assessed in a non-human primate model of asthma. In this model, the animals were characterized by (i) significant increases in airway resistance and decrease in lung compliance, and (ii) increased levels of free IgE, eosinophils and Th2-associated cytokines in the peripheral blood and the bronchoalveolar lavage fluid (“BALF”), all of which are consistent with the disease. Animals receiving RPT904 demonstrated significantly decreased levels of free IgE, eosinophil and white blood cell counts in the BALF following an intranasal allergen challenge. Importantly, animals receiving RPT904 demonstrated improved respiratory function as measured by airway resistance and dynamic lung compliance.

RPT904 Phase 1 clinical data

Our partner Jemincare conducted a randomized, double-blind, placebo-controlled Phase 1 study in healthy volunteers evaluating single doses of RPT904 ranging from 75 mg to 600 mg (75, 150, 300, 450, 600 mg) administered subcutaneously with six months of follow-up to evaluate safety, pharmacokinetic (“PK”), and pharmacodynamic (“PD”) properties of RPT904. The study also included a cohort of healthy volunteers who received a single subcutaneous dose of 150 mg of omalizumab to allow direct comparison of PK and PD properties. At the head-to-head 150 mg dose, RPT904 demonstrated superior (deeper and more prolonged) free IgE reduction and more than twice the half-life (60 days vs 26 days) compared to omalizumab. Our PD modeling suggests that these properties could allow less frequent dosing regimens, such as every 8 weeks or every 12 weeks (Q8W or Q12W, respectively) for RPT904 to achieve similar effects to omalizumab, which currently requires every 2 weeks or every 4 weeks (Q2W or Q4W, respectively) dosing for efficacy.

RPT904: Phase 2b Clinical Trial in Food Allergy

We are planning a double-blind, placebo-controlled Phase 2b trial in patients with at least one documented food allergy (using stringent criteria based on those used in the omalizumab pivotal trial), randomized 2:2:1 to receive RPT904 on a Q8W regimen, RPT904 on a Q12W regimen, or placebo. The primary objective of the study will be to compare the ability to achieve tolerance to a pre-specified threshold of food protein in a double-blind placebo-controlled oral food challenge.

Tivumecirnon—Our Oncology Drug Candidate

Our oncology drug candidate, tivumecirnon, is designed to selectively inhibit the migration of immunosuppressive Treg into tumors, while sparing Treg in healthy tissues and without negatively impacting effector immune cells. Treg represent a dominant pathway for downregulating the immune response. We are focused on developing tivumecirnon in NSCLC, a tumor type that has high levels of Treg and CCR4 ligands, for which we believe there remains significant unmet need. We are seeking a partner to further develop tivumecirnon outside the Hanmi Territory.

We own an issued U.S. composition of matter patent directed to tivumecirnon that is scheduled to expire in 2037 (not including any applicable extensions, if approved). We entered into the Hanmi License Agreement, whereby we granted Hanmi the exclusive rights to develop, manufacture and commercialize tivumecirnon in the Hanmi Territory.

Non-Small Cell Lung Cancer

NSCLC is the most common type of lung cancer, representing 81% of all lung cancer cases in the United States. Squamous cell carcinoma, adenocarcinoma and large cell carcinoma are all subtypes of NSCLC. Lung cancer is one of the leading causes of cancer death for both men and women, with an estimated 127,070 deaths in the United States from lung cancer in 2023. There are approximately 238,000 diagnoses of lung cancer annually in the United States. Despite the availability of numerous therapies, the prognosis remains poor, with an overall five-year survival rate for all patients diagnosed with NSCLC as low as 28%.

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

Immunotherapies that target PD-1 or the PD-1 ligand (“PD-L1”), e.g., pembrolizumab, nivolumab and atezolizumab, have been approved for the treatment of patients with advanced or metastatic NSCLC either alone (for previously untreated or treated patients) or in combination with chemotherapy (for previously untreated patients). Treatment with these anti-PD1 agents in NSCLC has resulted in promising activity ranging from approximately 15-30% overall response rates (with the higher response rates in tumors expressing higher levels of PD-L1) in previously treated patients to approximately 40-60% response rates in combination with chemotherapy in previously untreated patients. However, approximately 50-80% of patients do not respond to these therapies, indicating significant unmet medical need remains. NSCLC is a tumor type that has high levels of Treg and CCR4 ligands, which suggests that the presence of Treg may be interfering with an antitumor response.

Tivumecirnon Clinical Trials

FLX475-01: A Phase 1 Clinical Trial of Tivumecirnon in Healthy Volunteers

We completed a placebo-controlled, double-blind dose-escalation Phase 1 clinical trial of tivumecirnon in 104 healthy volunteers. In this Phase 1 trial, tivumecirnon was well tolerated and demonstrated dose-dependent inhibition of CCR4 with no observed immune-related adverse events or significant clinical adverse events.

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

FLX475-02: A Phase 1/2 Dose Escalation and Expansion Study of Tivumecirnon Alone and in Combination with Pembrolizumab in Advanced Cancer

We also conducted a Phase 1/2 trial of tivumecirnon as monotherapy and in combination with pembrolizumab for various advanced cancers.

The Phase 1 portion of the trial was a standard dose escalation study intended primarily to evaluate safety, pharmacokinetics and pharmacodynamics in patients with multiple tumor types. A total of 37 patients with cancers of different types were enrolled. Nineteen patients were treated with one of four doses (25 mg, 50 mg, 75 mg or 100 mg once daily) of tivumecirnon monotherapy and 18 were treated with one of three doses (50 mg, 75 mg or 100 mg once daily) of tivumecirnon in combination with the standard dose of pembrolizumab. The Phase 1 results showed tivumecirnon had a favorable safety profile, with no maximum tolerated dose reached. Two dose-limiting toxicities (“DLTs”) of asymptomatic QTc prolongation were observed in the monotherapy cohorts, one in the 75 mg cohort and one in the 100 mg cohort. No DLTs were observed in the Phase 1 combination cohorts. Based on the Phase 1 data, 100 mg was selected as the recommended Phase 2 dose for both the monotherapy and combination therapy cohorts.

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

Phase 2 Data in Checkpoint Inhibitor-Naive Non-Small Cell Lung Cancer

The Phase 2 portion of the Phase 1/2 trial was designed to evaluate tivumecirnon as monotherapy and in combination with pembrolizumab in patients with several cancer types including NSCLC. Patients were dosed with tivumecirnon as monotherapy (100 mg once daily) or in combination with pembrolizumab (100 mg once daily and a standard regimen of pembrolizumab).

In December 2024, we completed the enrollment and follow-up of patients with CPI-naïve NSCLC treated with the combination of tivumecirnon and the anti-PD1 checkpoint-inhibitor pembrolizumab. In this cohort of NSCLC patients, 36 patients were evaluable for efficacy, of whom 20 were PD-L1 positive (TPS ≥ 1%). In these PD-L1 positive patients, the combination of tivumecirnon and pembrolizumab showed a 45% (9/20) confirmed ORR and a median PFS of 6.5 months. For comparison, historical pembrolizumab monotherapy activity in checkpoint inhibitor-naïve and previously treated NSCLC patients showed a confirmed ORR of 18% and a median PFS of 4.0 months. The confirmed ORRs for the combination of tivumecirnon and pembrolizumab in the PD-L1 low and high subsets were 44% (7/16) and 50% (2/4), respectively. For comparison, the ORR for pembrolizumab monotherapy in the PD-L1 low and high subsets has been previously reported as 10% and 30%, respectively.

The combination of tivumecirnon and pembrolizumab was well tolerated in this Phase 2 NSCLC cohort. The most common treatment-emergent adverse event deemed related to study treatment was QT prolongation, which was asymptomatic and reversible.

Other Efficacy Data Reported from Phase 1/2 Study

In December 2022, we reported data from the Phase 1/2 trial from six patients with EBV+ NK/T cell lymphoma treated with tivumecirnon monotherapy. Of these six patients, there were four responses, with two durable complete metabolic responses (CMR), one unconfirmed CMR and one unconfirmed partial metabolic response.

Safety Data from Phase 1/2 Study

Tivumecirnon has demonstrated a favorable safety profile with once-daily oral dosing both as monotherapy and in combination with pembrolizumab, with no new significant safety findings compared to those previously reported in healthy volunteers and in patients from the Phase 1 portion of the trial. The only adverse event deemed related to the trial treatment was QT prolongation, which was asymptomatic and reversible. As of December 2024, tivumecirnon has been dosed in more than 300 patients with various advanced cancers and has been generally well tolerated, and the combination with pembrolizumab has not increased immune-related toxicity beyond that expected with pembrolizumab alone.

Biomarker Data from Phase 1/2 Trial

Biomarker data obtained from the patients in the Phase 1/2 trial may inform the generation of a companion diagnostic that could potentially be used to prospectively select for patients who may be more likely to respond to tivumecirnon therapy in a future study, thus increasing the chances of a positive trial result and regulatory approval. Key biomarkers include the CD8:Treg ratio as detected by immunohistochemistry or transcriptomics, and exploratory analyses including immune phenotyping and T cell clonality. Preliminary data from our measure of CD8 and Treg by IHC indicate an increase in the CD8:Treg ratio in the majority of monotherapy patients with paired tumor biopsies from both the Phase 1 and Phase 2 portions of the ongoing Phase 1/2 trial. This suggests activity consistent with our intended mechanism of action and potentially beneficial changes in the TME. Analysis of transcriptomic data from biopsies obtained from CPI-naïve patients prior to treatment suggest that higher levels of Treg at baseline correlate with improved response. Analysis of Treg in peripheral blood of patients prior to treatment indicate that subjects with lower levels had better progression-free survival than those with higher levels. Both of these findings are consistent with our Treg-focused mechanism of action and contrasted with reported data for pembrolizumab, suggesting specificity for tivumecirnon. These observations will require further validation in subsequent studies.

owe

Next-Generation CCR4 Antagonist for Inflammatory Diseases

We have identified the cell surface receptor CCR4 as a drug target that potentially has broad applicability in inflammatory diseases. Receptors such as CCR4 bind to chemokines that orchestrate migration and homing of immune cells to specific tissues throughout the body. Chemokines specific for CCR4 are secreted from inflamed tissues but are not highly expressed in healthy tissues. Th2 cells produce inflammatory cytokines such as IL-13, express high levels of CCR4 and are clinically validated drivers of many inflammatory diseases, including AD, asthma, CSU, CRSwNP, alopecia areata, prurigo nodularis and eosinophilic esophagitis. When a pathogen comes into contact with the skin or mucosal lining of the nose or lungs, innate immune cells and antibodies that recognize the pathogen initiate a release of inflammatory cytokines. While this Th2 response may be highly effective against foreign pathogens, particularly parasites, sometimes the body overreacts to benign substances in this way, resulting in a significant influx of Th2 cells, leading to highly inflammatory conditions. We believe there is an unmet need in the treatment landscape for a safe and efficacious oral therapy for the long-term treatment of these inflammatory diseases and that an oral, small molecule CCR4 antagonist designed to block the migration of inflammatory Th2 cells into inflamed tissues, can, if approved, fill this unmet need. We are currently pursuing different novel CCR4 antagonists.

Intellectual Property

We strive to protect the proprietary technology, inventions and improvements that are commercially important to our business, including obtaining, maintaining, enforcing and defending our intellectual property rights, including patent rights, whether developed internally or licensed from third parties. We rely, in part, on trade secrets and know-how relating to our proprietary technology and drug candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely, in part, on data exclusivity, market exclusivity and patent term extensions if and when available. Our commercial success will depend in part on our and our partners’ ability to obtain and maintain patent and other intellectual property protection for our and our partners’ licensed technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we own or license or for which we may obtain ownership or a license to in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage.

RPT904

As of December 31, 2024, we have exclusively licensed one pending U.S. patent application directed to RPT904 and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases associated with abnormal IgE levels; and thirteen corresponding pending patent applications in Australia, Brazil, Canada, China, Europe (European Patent Convention), Hong Kong, Israel, India, Japan, South Korea, New Zealand, Singapore and Taiwan. Any patents that may issue from our licensed pending applications worldwide are scheduled to expire in 2041, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance or annuity fees.

Tivumecirnon

As of December 31, 2024, we own two issued U.S. patents directed to tivumecirnon and other related compounds, pharmaceutical compositions comprising the same and therapeutic methods of using the same for the treatment of diseases including cancers; one corresponding pending patent application in the U.S. and three corresponding pending patent applications in Canada, Israel and Japan; and 37 corresponding issued patents in Australia, China, Hong Kong, 23 countries through the European Patent Convention, India, Japan, South Korea, Macao, Mexico, New Zealand, Singapore, South Africa and Taiwan. Our issued U.S. patents, and any patents that may issue from our pending applications worldwide, are scheduled to expire in 2037, excluding any additional term for patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance or annuity fees.

We also own one granted U.S. patent, one U.S. patent application, corresponding issued patents in China and South Africa and 13 corresponding pending patent applications in Australia, Brazil, Canada, Hong Kong, the European Patent Convention, India, Israel, Japan, South Korea, Mexico, New Zealand, Singapore and Taiwan directed to polymorphic forms of tivumecirnon and formulations thereof. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2040, excluding any additional term for patent term adjustment(s) or extension(s).

In addition to the composition of matter patents and patent applications described above, as of December 31, 2024, we own one issued U.S. patent, six corresponding patents issued in Australia, Israel, Mexico, New Zealand, South Africa and Taiwan, and 9 corresponding pending patent applications in Brazil, Canada, China, Hong Kong, the European Patent Convention, Japan, South Korea, and Singapore, all directed to the use of CCR4 antagonists generally, including tivumecirnon specifically, in therapeutic methods of treating EBV positive cancers. Any patents that may issue from these pending applications, in the United States and worldwide, are scheduled to expire in 2038, excluding any additional term for patent term adjustment(s) or extension(s).

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

In addition to patent protection, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential information are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with collaborators, scientific advisors, employees and consultants, and invention assignment agreement with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or drug candidates or obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information.

License Agreement with Jemincare

In December 2024, we entered into the Jemincare License Agreement. Subject to certain retained rights, Jemincare granted us: (1) the exclusive and sublicensable rights to develop, manufacture, commercialize and otherwise exploit Jemincare’s anti-IgE monoclonal antibody RPT904 (together with certain related molecules, the “Licensed Molecules”) throughout the world (except the Jemincare Territory) for any and all uses; (2) the non-exclusive and sublicensable rights to develop the Licensed Molecules in the Jemincare Territory solely for the purposes of exploiting the Licensed Molecules in our territory; and (3) the non-exclusive and sublicensable rights to manufacture the Licensed Molecules in the Jemincare Territory solely for the purposes of exercising our rights in the foregoing (1) and (2).

As consideration for the rights granted to us by Jemincare, we paid Jemincare $35.0 million, an upfront license fee, and could pay up to $672.5 million in additional milestone payments as well as tiered royalty payments (at percentages ranging from high single-digit to low double-digit) on future net sales. The additional milestone payments include $1.5 million upon the completion of manufacturing technology transfer, up to $226.0 million upon the achievement of specified development and regulatory milestones, and up to $445.0 million upon the achievement of specified commercial milestones. Royalty payments will be payable on a product-by-product and country-by-country basis during the period commencing on the first commercial sale and continuing until the later of: (a) the 10-year anniversary of the date of such first commercial sale; (b) the expiration of the relevant patent claims; and (c) the expiration of the relevant regulatory exclusivity (the “Jemincare Royalty Term”). Subject to a certain floor, royalty payments will be reduced by specified percentages for patent expiration, biosimilar entry, payments for third party intellectual property, compulsory sublicenses or drug pricing programs. The Jemincare License Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the applicable Jemincare Royalty Term, unless the agreement is earlier terminated by Jemincare or us in accordance with the agreement. Subject to certain exceptions and requirements, the Jemincare License Agreement may be terminated: by us for any or no reason, by a party for the other party’s material breach that is not cured within certain days, by a party for the other party’s bankruptcy, insolvency, dissolution, liquidation or winding up; or by Jemincare if we or any of our affiliates or sublicensees challenges the validity, enforceability or patentability of any licensed patent. Upon termination of the Jemincare License Agreement, the rights granted to us by Jemincare and any sublicenses granted by us will terminate.

Collaboration and License Agreement with Hanmi

In December 2019, we entered into the Hanmi License Agreement, with Hanmi, a corporation organized under the laws of the Republic of Korea, pursuant to which we granted Hanmi an exclusive license to develop, manufacture and commercialize tivumecirnon and related compounds and products with respect to human cancers in the Hanmi Territory, and certain sublicense rights. In consideration of such rights, under the agreement we received $10.0 million in an upfront payment and milestone payment, and will be eligible to receive (i) additional contingent payments of up to $108.0 million upon the achievement of specified milestones, consisting of up to $48.0 million based on the dosing of the first patient in a Phase 3 clinical trial in the Hanmi Territory and the filing and approval of a new drug application in the Hanmi Territory and up to $60.0 million based on annual net sales, and (ii) low double-digit royalties on future net sales of tivumecirnon in the Hanmi Territory. Royalties will be payable on a product-by-product and country-by-country basis for a period commencing with the first commercial sale until the latest of (a) the expiration of the relevant patent right, (b) the expiration of regulatory or data exclusivity granted by the applicable governmental authority, and (c) five years from such first commercial sale (such period being the “Royalty Term” for such product and country); provided that the royalties will be reduced (x) by 50% if the product in question is not covered by a valid claim during the Royalty Term in the applicable country, (y) in connection with a license obtained from such third party in order to develop, manufacture or commercialize tivumecirnon in the Hanmi Territory and (z) by a percentage dependent on any generic products’ market share in the Hanmi Territory. If we sponsor Phase 3 clinical trials for tivumecirnon for human cancers, Hanmi will have the right to participate in such trials in the Hanmi Territory. We will supply tivumecirnon for use in Hanmi’s Phase 2 clinical trials and Hanmi will reimburse us for our manufacturing costs. If requested, we will facilitate technology transfer to Hanmi for their manufacture of tivumecirnon product for Phase 3 trials and commercialization. The term of the agreement will continue until Hanmi’s royalty payment obligations have expired, unless sooner terminated by Hanmi for convenience, safety reasons, if we abandon our development of tivumecirnon and related products, if we do not consent to Hanmi’s use of tivumecirnon in any study required by applicable governmental authorities, or breach by us of our representations and warranties under the agreement. The agreement may also be terminated by either party in connection with a material breach by, or insolvency of, the other party. If Hanmi terminates the agreement with cause or for our abandonment of development of tivumecirnon and related products, material breach or insolvency, Hanmi will retain a perpetual license to certain our intellectual property related to tivumecirnon.

Clinical Trial Collaboration and Supply Agreement with Merck

In November 2018, we entered into a clinical trial collaboration and supply agreement with MSD International GmbH, an affiliate of Merck (known as MSD outside the United States and Canada), under which we conducted a clinical trial evaluating tivumecirnon as monotherapy and in combination with pembrolizumab (KEYTRUDA®), Merck’s anti-PD-1 therapy, in patients with advanced cancers. In March 2022 and February 2024, we and Merck amended the agreement to provide for additional supply of pembrolizumab. We are the sponsor of the clinical trial and are responsible for the costs of conducting it, and Merck supplied pembrolizumab for use in the clinical trial at no charge to us. Neither party has any other obligations to reimburse any costs or expenses incurred by the other party. We retain ownership of the quantities of tivumecirnon used in the clinical trial and we own the quantities of pembrolizumab supplied to us by Merck for use in the clinical trial. The agreement provides for joint ownership of any inventions, clinical data and results generated in the clinical trial that relate to the combined use of the two drugs. Merck will solely own any inventions generated in the clinical trial that relate solely to pembrolizumab and all data resulting from testing performed by or on behalf of Merck upon samples collected during the clinical trial. We will solely own any inventions generated in the clinical trial that relate solely to tivumecirnon, clinical data resulting from the use of tivumecirnon as monotherapy, and from all data resulting from testing performed by or on behalf of us upon samples collected during the clinical trial. The term of the agreement continues until delivery of the final report for the clinical trial, provided that either party may terminate the agreement due to the other party’s uncured material breach, a violation of anti-corruption obligations, patient safety concerns, regulatory action that prevents supply of such party’s compound, or such party’s termination of its compound’s development or withdrawal of its compound’s regulatory approval. Merck may also terminate the agreement if we fail to make any changes to the clinical trial protocol regarding the use of pembrolizumab that are reasonably requested by Merck to address any concern raised by Merck that pembrolizumab is being used in the clinical trial in an unsafe manner.

Competition

The biotechnology and pharmaceutical industries, including the inflammatory disease and oncology fields, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property protection. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. We believe that the key competitive factors affecting the success of any of our drug candidates will include patient selection strategies, efficacy (single and combination strategies), safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

RPT904 is a novel long-acting anti-IgE monoclonal antibody intended to treat allergic diseases, including food allergy and CSU. If approved for food allergy, we could face branded competition from omalizumab (Xolair) and an FDA-approved peanut allergen powder used in OIT (Palforzia®). In addition, it is likely that omalizumab biosimilars will become available before RPT904 is approved. There are several companies developing anti-IgE treatments that may be approved for food allergy and CSU, including LongBio Pharma, United Biopharma and Yuhan. Additionally, some food allergen specific immunotherapies are currently in development and may be approved. If approved for CSU, we could face branded competition from omalizumab, as well as biosimilars. There are several large and specialty pharmaceutical companies, as well as biotechnology companies, with products in late-stage clinical development for CSU, including Sanofi, Novartis, Otsuka, and Celldex.

If approved, tivumecirnon will compete with current therapies approved for the treatment of cancer, particularly immuno-oncology. Potential immuno-oncology therapeutics are being developed or marketed by many large and specialty pharmaceutical and biotechnology companies such as AstraZeneca, Bristol-Myers Squibb, Merck, Novartis, Pfizer and Roche/Genentech. Additionally, there is one approved CCR4-targeting Treg-depleting antibody, mogamulizumab developed by Kyowa Hakko Kirin, as well as other Treg-targeting agents currently in early development by companies such as Agenus/Gilead and Tusk/Roche.

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
•
preparation of and submission to the FDA of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) after completion of all pivotal clinical trials;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and of selected clinical investigation sites to assess compliance with Good Clinical Practices (“GCP”); and
•
FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the NDA or BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the product and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

NDA and BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA (for a small molecule) or BLA (for a biologic) requesting approval to market the product for one or more indications. The application must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. A determination by the FDA within 60 days of the receipt of an NDA or BLA to file the application for review for its completeness is initiated at the time of submission. If the FDA determines there is significance to the missing or incomplete information in the context of the proposed product, the proposed indication(s) and the amount of time needed to address any given deficiency, it can issue a refusal-to-file letter. The submission of an NDA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

Once an NDA or BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective, and for a BLA, whether it is safe, pure and potent (effective). The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an application and conducts inspections of manufacturing facilities where the product will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the application. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the application in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an application if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA requires a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers several expedited development and review programs for qualifying drug candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections, the FDA agrees to accept sections and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved NDA or BLA. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics and drugs. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

U.S. Patent Term Restoration and Marketing Exclusivity

The term of a patent depends upon the laws of the country in which it is issued. In most jurisdictions, a patent term is 20 years from the earliest filing date of a non-provisional patent application. Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, one or more issued U.S. patents we obtain may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent, limited to the approved indication (or any additional indications approved during the period of extension), as compensation for patent term lost during the FDA regulatory review process. The patent term restoration period granted on a patent covering a product is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the ultimate approval date of that application. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for extension and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for an issued patent we own and, if eligible for such restoration, to add patent term beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA. There can be no assurance that any of our pending patent applications will be issued or that we will benefit from any patent term extension.

Marketing exclusivity provisions under the United States Federal Food, Drug, and Cosmetic Act (“FDCA”) can also delay the submission or the approval of certain marketing applications for competing products. The Biologics Price Competition and Innovation Act provides twelve years of reference product exclusivity to the first applicant to obtain approval of a new biologic. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, which were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

European Chemical Entity Exclusivity

In Europe, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Data Privacy and Security

In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal data, such as clinical trial data and other health data. Accordingly, we may be subject to numerous data privacy and security obligations, which may include federal, state, local and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), Australia’s Privacy Act, data breach notification laws and other similar laws (e.g., wiretapping laws). Further, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, several U.S. states, have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state and local levels.

Additionally we are, and may in the future become, subject to privacy regimes in other jurisdictions in Asia, including the Personal Information Protection Law (“PIPL”) of the People’s Republic of China, the Personal Information Protection Act (“PIPA”) in the Republic of Korea, Taiwan's Personal Data Protection Act (“PDPA”), Thailand's Personal Data Protection Act (“TPDPA”) and Hong Kong's Personal Data Privacy Ordinance (“PDPO”).

The GDPR is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase compliance obligations and exposure for any noncompliance, both for us and the third parties with whom we work. European data privacy and security laws (including the GDPR) impose significant and complex compliance obligations on companies that are subject to those laws, notably with respect to the processing of health-related data from EEA or UK-based individuals.

Additionally our information technology systems and those of third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could result in security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

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

There have been executive, judicial and Congressional efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. For example, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any future challenges and healthcare reform measures will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

Governmental scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for seven years, covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the “Medicare Price Negotiation Program”), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. In August 2024 HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. In January 2024, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Price Negotiation Program. Further, in December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that, for the first time, includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While the government has not previously exercised march-in rights, it is uncertain if that will change under the proposed framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed (i) to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and (ii) to encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

The current presidential administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforces, rescinding a prior executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating a prior executive order that directed HHS to establish an artificial intelligence (“AI”) task force and develop a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

HIPAA, as amended by HITECH, imposes obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. It also requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information

There has also been a recent trend of increased federal and state regulation of payments and other transfers of value made to physicians and other healthcare providers. The ACA, through the Physician Payments Sunshine Act, imposed new reporting requirements on drug manufacturers for payments and other transfers of value made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Drug manufacturers are required to submit annual reports to the government and these reports are posted on a website maintained by the CMS. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

As of December 31, 2024, we had 68 employees, including 46 in research and development and 22 in general and administrative functions. As of December 31, 2024, 23 of our full-time employees had completed a Ph.D. or other advanced science or medical degree. We believe our employee relations are good.

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

Item 1A. Risk Factors.

Our business and investing in our common stock involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such a case, the market price of our common stock could decline and you may lose all or part of your original investment. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

Our current or future product candidates may fail or suffer delays in clinical development that materially and adversely affect their commercial viability.

We have no products that have gained regulatory approval. Other than RPT904 and tivumecirnon, none of our drug candidates has ever been tested in humans. None of our drug candidates has advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Our ability to achieve and sustain profitability depends on us developing, obtaining regulatory approval for and successfully commercializing one or more drug candidates, either alone or with partners.

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. While our partner Jemincare is conducting clinical trials of RPT904 in China, we have not yet submitted an IND to the FDA and there is no guarantee that FDA or other foreign regulatory authorities will permit us to conduct clinical trials of RPT904. We have successfully completed a Phase 1 clinical trial of tivumecirnon in healthy volunteers and a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors, however, more clinical trials are needed. There is no guarantee that the FDA will permit us to conduct additional clinical trials of tivumecirnon or conduct trials in any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of any of our clinical trials and cannot predict if the FDA or other foreign regulatory authorities will accept our proposed clinical programs, or if the outcome of any preclinical studies or clinical trials will ultimately support the further development of tivumecirnon or any other potential drug candidates. For example, in 2024, clinical holds were placed on our Phase 2 clinical trials of zelnecirnon following an SAE of liver failure in one patient in one of the trials; we subsequently stopped the zelnecirnon program based on feedback from the FDA. There can be no guarantee that we will not be required to stop, either temporarily or permanently, any other clinical trials as a result of similar events relating to any other current or potential future drug candidates.

Our clinical development efforts are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. While targeted minimal and conservative changes were made to the omalizumab sequence in developing RPT904 with the goal of preserving the epitope of omalizumab while improving certain drug-like properties, the full impact of those changes is unknown and RPT904 may not have the efficacy and safety profile that was intended or that is sufficient for regulatory approval. It may not ultimately be shown to benefit patients or the benefit may not be sufficient to be an attractive alternative to other therapies. While tivumecirnon has shown activity in a small number of patients in a Phase 1/2 trial in various advanced cancers, there is no guarantee that tivumecirnon will ultimately prove to benefit patients. It is possible that no further responses will be observed in other patients or that the observed responses in patients who received tivumecirnon and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by tivumecirnon, or that the responses were spontaneous and unrelated to either tivumecirnon or pembrolizumab. We have discontinued, and may elect in the future to discontinue, development of tivumecirnon in certain indications if, among other reasons, data does not warrant moving forward. For example, in 2022, we made the decision not to move forward with development of tivumecirnon in nasopharyngeal cancer and checkpoint-naïve head and neck squamous cell carcinoma. There can be no assurance that the intended effects of our drug candidates will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical stage therapeutics companies such as ours.

Tivumecirnon is in clinical development as a single agent and in combination with pembrolizumab. If tivumecirnon is approved as a treatment in combination with pembrolizumab, then the future availability of pembrolizumab for administration with tivumecirnon would affect our ability to commercialize tivumecirnon. For example, if the supply of pembrolizumab were constrained for any reason it could have the effect of limiting the commercial uptake of tivumecirnon, if approved for commercial sale.

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
•
suspension or termination of our clinical trials for various reasons, including a clinical hold based on a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks;
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

Since our inception, we have devoted substantially all of our resources to research and development, including preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $129.9 million and $116.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $614.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Our partner, Jemincare, has completed a Phase 1 clinical trial of RPT904 in healthy volunteers to evaluate the safety, PK and PD properties of RPT904. Jemincare is currently conducting Phase 2 clinical trials of RPT904 in asthma and CSU. We may ultimately discover that RPT904 does not meet criteria to be determined to be therapeutically effective or safe. As a result, we may never succeed in developing a marketable product based on RPT904.

We have completed a Phase 1 clinical trial with healthy volunteers for tivumecirnon and a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab. We may ultimately discover that tivumecirnon does not meet criteria to be determined to be therapeutically effective or safe. As a result, we may never succeed in developing a marketable product based on tivumecirnon.

If RPT904, tivumecirnon or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

We have in the past, and may in the future, cease development of a drug candidate due to an inability to demonstrate adequate safety to the satisfaction of regulators. For example, in 2024, clinical holds were placed on our Phase 2 zelnecirnon clinical trials following an SAE of liver failure in one patient in one of the trials; we subsequently stopped the zelnecirnon program based on feedback from the FDA. There can be no guarantee that we will not be forced to suspend or cease clinical development of a current or potential future product candidate as a result of similar or other events.

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

We may not be successful in our efforts to build a pipeline of drug candidates, and as an organization we have no history of successfully developing drugs.

A key element of our strategy is to build a pipeline of potential drug candidates and advance these drug candidates through preclinical studies and clinical development for the treatment of various diseases. As an organization, we have never developed a drug candidate through to commercialization nor have we ever conducted a pivotal clinical trial. Our current drug candidates may not be safe or effective therapeutics and we may not be able to develop any successful drug candidates. Even if we are successful in building our pipeline of drug candidates, the potential drug candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including unacceptable toxicity or other characteristics that indicate that the drug candidates are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Even if the drug candidates we identify are suitable for clinical development, our lack of experience as an organization at developing drugs may cause us to fail in successfully developing the drug candidate through to commercialization. If we do not successfully develop and commercialize drug candidates, we will not be able to generate product revenue in the future.

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

Part of our drug development strategy is to clinically test and seek regulatory approval for our drug candidates in indications in which we believe there is the most evidence that we will be able to quickly generate proof of concept data. We then intend to expand clinical testing and seek regulatory approvals in other indications. Conducting clinical trials for additional indications for our drug candidates requires substantial technical, financial and human resources and is prone to the risks of failure inherent in drug development. We cannot provide any assurance that we will be successful in our effort to obtain regulatory approval for our drug candidates for additional indications even if we obtain approval for an initial indication.

If we or others later identify undesirable side effects caused by our current or potential future drug candidates, our ability to market and derive revenue from the drug candidate could be compromised.

Undesirable side effects caused by our current or potential future drug candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

While we have not discovered any adverse side effects of RPT904 or tivumecirnon that have limited our ability to test either drug candidate in humans, it is possible that there will be undesirable side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development, or deny approval, of a drug candidate for any or all targeted indications. For example, in 2024, clinical holds were placed on our Phase 2 clinical trials of zelnecirnon following an SAE of liver failure in one patient in one of the trials; we subsequently stopped the zelnecirnon program based on feedback from the FDA. There can be no guarantee that we will not be forced to stop any other clinical trials, either temporarily or permanently, as a result of similar events relating to any other current or potential future drug candidates. Any side effects of our drug candidates could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenue.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a drug candidate may only be uncovered when a significantly larger number of patients are exposed to the drug candidate or when patients are exposed for a longer period of time.

If any of our current or potential future drug candidates receives regulatory approval and we or others identify undesirable side effects caused by that product, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

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
•
our reputation may suffer.

We will need substantial additional funds to discover and advance development of drug candidates and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future drug candidates.

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. Discovering and developing our drug candidates and conducting clinical trials for the treatment of inflammatory diseases, cancer and any other indications that we may pursue in the future will require substantial amounts of capital. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for, our drug candidates. We will continue to expend significant resources for the foreseeable future in connection with these activities. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2024, we had $231.1 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this Annual Report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development activities;
•
the price and pricing structure that we are able to obtain from our third-party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies;
•
the number and scope of preclinical and clinical programs we decide to pursue;

•
our ability to maintain our current licenses, collaboration and research and development programs and supply agreements, including our agreement with Jemincare to supply RPT904 to us for use in our initial clinical trials;
•
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

To date, we have primarily financed our operations through the sale of equity securities. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

If we are unable to obtain adequate financing when needed, we may be required to implement cost reduction measures, such as reducing operating expenses, or otherwise be required to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. For example, in July 2024, our board of directors approved a reduction of our workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of our headcount.

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of drug candidates or technologies. For example, we entered into the Jemincare License Agreement in December 2024 to obtain exclusive rights to develop, manufacture and commercialize RPT904 worldwide, excluding the Jemincare Territory. We also entered into the Hanmi License Agreement in December 2019, pursuant to which we granted Hanmi the exclusive rights to develop, manufacture and commercialize tivumecirnon in the Hanmi Territory. The competition for partners is intense, and the negotiation process may be time-consuming and complex. If we are not able to enter into collaborations or other strategic transactions, or continue our existing collaborations, we may not have access to necessary capital or expertise to further develop our potential future drug candidates. Any such collaboration or other strategic transaction may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions entail numerous operational and financial risks, including:

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

We rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations (“CDMOs”) and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had if we conducted them on our own. These investigators, CROs, CDMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. In addition, we may contract with CROs, CDMOs and other third parties outside the United States, including without limitation, in China. For example, under the Jemincare License Agreement, we expect Jemincare, a company incorporated in China, will provide the initial supply of drug product for certain of our clinical trials and may act as a supplier for our future needs. Any disruption in the operations of Jemincare or other third parties or in their ability to meet our needs, whether as a result of a natural disaster, changes in the policies of the United States or non-U.S. governments, war, political unrest or unstable economic conditions in any of the countries where we conduct such activities or other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs.

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

We may not be able to initiate or continue clinical trials for our current or potential future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities on anticipated timelines. We cannot predict how difficult it will be to enroll patients in future clinical trials or whether we will be able to meet our anticipated timelines. We have experienced in the past, and may experience in the future, difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

We currently rely on third-party contract manufacturers for our current and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our drug candidates for clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of current and future clinical development materials, including our source for the manufacture of RPT904. We cannot assure you that our preclinical or current or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and current and future clinical activities at commercially reasonable terms in the event that their services to us are interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

Our understanding of the number of people who suffer from certain diseases that our current or potential future drug candidates may have the potential to treat is based on estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future drug candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may be further reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from such drug candidates.

Further, there are several factors that could contribute to making the actual number of patients who receive our current or potential future drug candidates less than the potentially addressable market, including limited reimbursement for new therapies in many markets.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors are often larger and better funded than we are. Our competitors have developed, are developing or will develop drug candidates and processes competitive with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are developing or may try to develop drug candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical, inflammation, immunology and oncology fields.

We are aware of numerous companies that are developing biologics and small molecule drugs for the treatment of inflammatory and immunological diseases and cancer. Many of these companies are well capitalized and, in contrast to us, have significant clinical experience, and may include our future partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to small molecule drugs or biologics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective or less expensive than the drugs we develop are or become available.

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as LongBio Pharma, United Biopharma and Yuhan which are developing anti-IgE treatments for food allergy and CSU and Sanofi, Novartis, Otsuka and Celldex, which have products in late-stage clinical development for CSU. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and other therapeutics for use in treating inflammatory diseases and cancer such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If any current or future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or currently marketed.

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

As of December 31, 2024 we had 68 full-time employees. Our focus on the development of current and potential future drug candidates will require adequate staffing. We will need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States. We are party to the Jemincare License Agreement with Jemincare, which is located in China and owns the intellectual property that we need to develop, manufacture and commercialize RPT904 and upon whom we are currently dependent for clinical drug supply for our development program. Additionally, we are party to the Hanmi License Agreement. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States. If approved, we or our collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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
•
natural disasters; political and economic instability, including tariffs, embargoes, sanctions or other limitations on trade, wars, terrorism and political unrest, including as a result of ongoing overseas conflicts; outbreak of disease; boycotts, curtailment of trade and other business restrictions and implementation of tariffs;
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

Global trade issues and changes in and uncertainties with respect to trade policies and regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could adversely impact our business and operations and reduce the competitiveness of our products relative to local and global competitors.

There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors could lead to global trade restrictions and changes in trade policies and regulations that may adversely affect our business and operations. The United States and other countries have imposed, and may continue to impose, new trade restrictions and regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. While pharmaceutical products have customarily been granted exemptions from tariffs, recent proposals do not contemplate such exemptions. Trade restrictions and regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.

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

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure exerted by governments and other stakeholders on prices and reimbursement levels, including as part of cost-containment measures. Political, economic and regulatory developments, in the United States or internationally, including tariffs, embargoes, sanctions or other limitations on trade, wars and terrorism, may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or future partners may be required to conduct clinical trials or other studies that compare the cost-effectiveness of a drug candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any current or potential future drug candidate that is approved for marketing in the future is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business and results of operations or prospects could be materially and adversely affected and our ability to commercialize such drug candidate could be materially impaired.

Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics.

Disease outbreaks, epidemics and pandemics in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs we rely on. Disease outbreaks, epidemics and pandemics have had, and may have, negative impacts on our ability to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all.

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

Our success depends in large part on our ability to obtain and maintain protection in the United States and other countries for our intellectual property rights and proprietary technology. We rely on patents and other forms of intellectual property rights to protect our current or future drug candidates, methods used to manufacture our current or future drug candidates and methods for treating patients using our current or future drug candidates.

The patent prosecution process is expensive, complex and time-consuming. Patent license negotiations also can be complex and protracted, with uncertain results. We may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we or our collaborators will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. The patent applications that we own or license may fail to result in issued patents, and, even if they do issue as patents, such patents may not cover our current or future technologies or drug candidates in the United States or in other countries or provide sufficient protection from competitors. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance.

Further, although we and our licensors make reasonable efforts to ensure patentability of inventions, we cannot guarantee that all of the potentially relevant prior art relating to the patent applications and any issued patents we obtain has been found. For example, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing and, in some cases, not at all. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our drug candidates or the use of our technologies. We thus cannot know with certainty whether we or any of our current or future licensors or strategic partners were the first to make the inventions claimed in our pending patent applications or any issued patents we obtain, or that we or any of our future licensors or strategic partners were the first to file for patent protection of such inventions. For this reason, and because there is no guarantee that any prior art search is correct and comprehensive, we may be unaware of prior art that could be used to invalidate an issued patent or to prevent our pending patent applications from issuing as patents. Invalidation of any of our patent rights, including in-licensed patent rights, could materially harm our business, financial condition, results of operations and prospects.

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

Even if patents do successfully issue and even if such patents cover our current or any future technologies or drug candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to any patents we own or license could deprive us of rights necessary for the successful commercialization of any current or future technologies or drug candidates that we may develop. Likewise, if patent applications we own or license with respect to our development programs and current or future technologies or drug candidates fail to issue, if their breadth or strength is threatened or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or drug candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain, or any loss of, patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as current or potential future drug candidates that emerge from our discovery program.

The filing of a patent application or the issuance of a patent is not conclusive as to its ownership, inventorship, scope, patentability, validity or enforceability. Issued patents and patent applications may be challenged in the courts and in the patent office in the United States and abroad. For example, our patent applications or patent applications filed by any of our current or future licensors or strategic partners may be challenged through third-party submissions, opposition or derivation proceedings. By further example, issued patents may be challenged through reexamination, inter partes review or post-grant review proceedings before the USPTO or patent offices in other jurisdictions or in declaratory judgment actions or counterclaims. An adverse determination in any such submission, proceeding or litigation could prevent the issuance of, reduce the scope of, invalidate or render unenforceable our patent rights; limit our ability to stop others from using or commercializing similar or identical products; allow third parties to compete directly with us without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patent rights is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Any license, collaboration or other intellectual property-related agreements impose, and any future license, collaboration or other intellectual property-related agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. Despite our best efforts, any of our future licensors or strategic partners might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technologies covered by these license agreements. Any license agreements we enter into may be complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may seek to obtain licenses from licensors in the future. However, we may be unable to obtain any such licenses at a reasonable cost or on reasonable terms, if at all. In addition, if any of our future licensors or strategic partners terminates any such license agreement, such license termination could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations and ability to achieve profitability.

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

Filing, prosecuting and defending patents on current or future technologies or drug candidates in all countries throughout the world would be prohibitively expensive. Competitors or other third parties may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export infringing products to territories where we have patent protection or licenses, but where enforcement is not as strong as that in the United States. These products may compete with our products and our patent or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in such foreign jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patent rights or the marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and could divert our efforts and attention from other aspects of our business. Such proceedings could also put our patent rights at risk of being invalidated or interpreted narrowly, could put our or our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or any of our future licensors or strategic partners. We may not prevail in any lawsuits or other adversarial proceedings that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce such intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or in-license.

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

Our commercial success depends, in part, upon our ability or the ability of any of our current or future collaborators to develop, manufacture, market and sell our current or any future drug candidates and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary and intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights.

We or any of our current or future licensors or strategic partners may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current or any potential future drug candidates and technologies, including derivation, reexamination, inter partes review, post-grant review or interference proceedings before the USPTO and similar proceedings in jurisdictions outside of the United States, such as opposition proceedings. If we or our licensors or strategic partners are unsuccessful in any interference proceedings or other priority or validity disputes (including through any patent oppositions) to which we or they are subject, we may lose valuable intellectual property rights through the loss of one or more patents or our patent claims may be narrowed, invalidated or held unenforceable. In some instances, we may be required to indemnify our licensors or strategic partners for the costs associated with any such adversarial proceedings or litigation. Third parties may also assert infringement, misappropriation or other claims against us, our licensors or our strategic partners based on existing patents or patents that may be granted in the future, as well as other intellectual property rights, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with us, our licensors or our strategic partners to enforce or otherwise assert their patent rights or other intellectual property rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents and other intellectual property rights are valid, enforceable and infringed, which could have a material adverse impact on our ability to commercialize our current or any future drug candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity by presenting clear and convincing evidence of invalidity. There is no assurance that a court of competent jurisdiction, even if presented with evidence we believe to be clear and convincing, would invalidate the claims of any such U.S. patent.

Further, we cannot guarantee that we or our licensors or strategic partners will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation on terms acceptable to us. If such proceedings or litigation is not settled on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our drug candidates. If we or any of our licensors or strategic partners are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we or any of our licensors or strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing our drug candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

The cost to us in defending or initiating any litigation or other proceeding relating to our patent or other intellectual property rights, even if resolved in our favor, could be substantial, and any litigation or other proceeding would divert our management’s attention and distract our personnel from their normal responsibilities. Such litigation or proceedings could materially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We or our licensors or strategic partners may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and materially limit our ability to continue our operations. Furthermore, because of the substantial amount of discovery required in connection with certain such proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, such announcements could have a material adverse effect on the price of our common stock.

Intellectual property rights of third parties could adversely affect our ability to commercialize our current or future technologies or drug candidates, and we might be required to litigate or obtain licenses from third parties to develop or market our current or future technologies or drug candidates, which may not be available on commercially reasonable terms or at all.

Because the immunology, inflammatory and oncology disease landscapes are still evolving, it is difficult to conclusively assess our freedom to operate. Thus, we may unknowingly pursue development of a product or technology that infringes, misappropriates or otherwise violates third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering immune-therapies generally or covering molecules directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies, drug candidates or elements thereof or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies, drug candidates or elements thereof unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties, that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or drug candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or drug candidates. Should such an infringement claim be successfully brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or drug candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

Third-party intellectual property right holders may also actively bring infringement, misappropriation or other claims alleging violations of intellectual property rights against us or our licensors. We cannot guarantee that these claims will be successfully settled or otherwise resolved on terms acceptable to us. If such claims cannot be successfully settled on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our drug candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future technologies or drug candidates that are held to be infringing, misappropriating or otherwise violating third-party intellectual property rights. We might, if possible, also be forced to redesign current or future technologies or drug candidates so that we no longer infringe, misappropriate or violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, which could have a material adverse effect on our financial condition and results of operations.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patent rights and any patent rights we may own or in-license now or in the future. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these requirements, and we may also be dependent on our licensors to take the necessary action to comply with these requirements with respect to our in-licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products, which could have a material adverse effect on our business prospects and financial condition.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

•
others may be able to make small molecule drugs, biologics, inhibitors or formulations that are similar to our drug candidates, but that are not covered by the claims of any patents that we own, license or control;
•
we or any our licensors might not have been the first to make the inventions covered by the patent rights that we own, license or control;

•
we or our licensors might not have been the first to file patent applications covering certain of our owned and in-licensed inventions;
•
others may independently develop the same, similar or alternative technologies without infringing, misappropriating or violating our intellectual property rights;
•
it is possible that our or our licensors’ pending patent applications will not lead to issued patents;
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
•
we or our strategic partners may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how; and
•
the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse impact on our business and financial condition.

Legal and Regulatory Risks

Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our drug candidates RPT904 and tivumecirnon are in clinical development and the risk of failure is high. It is impossible to predict when or if our candidates or any potential future drug candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of a drug candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future drug candidates may not be predictive of the results of later-stage clinical trials. For example, while Jemincare conducted certain preclinical studies and a head-to-head clinical study of RPT904 and omalizumab in healthy patients, future clinical trials may not be consistent with the results of those studies. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety issues, notwithstanding promising results in earlier trials.

We have completed a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors and our partner Jemincare is conducting clinical trials of RPT904 in China. In connection with these clinical trials or any other clinical trials we conduct in the future, if any, each of the following, among other factors, could prolong and/or cause the clinical development process to be even more expensive:

•
the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate or continue a clinical trial;
•
obtaining regulatory approval to commence a clinical trial, such as an IND prior to commencing a clinical trial in the United States for RPT904;

•
reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
obtaining IRB approval at each clinical trial site;
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

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our current or potential future drug candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in 2024, clinical holds were placed on our Phase 2 clinical trials of zelnecirnon following an SAE of liver failure in one patient in one of the trials; we subsequently stopped the zelnecirnon program based on feedback from the FDA. There can be no guarantee that we will not be forced to stop any other clinical trials, either temporarily or permanently, as a result of similar events relating to any other current or potential future drug candidates.

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

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular drug candidate for which we are seeking approval. Further, we and our potential future partners may never receive approval to market and commercialize any drug candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If any of our drug candidates prove to be ineffective, unsafe or commercially unviable, we may have to re-engineer them, and our entire pipeline could have little, if any, value, which could require us to change our focus and approach to drug discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we or potential future partners obtain for our current or potential future drug candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such drug candidate. In addition, if the FDA or other regulatory authority approves current or potential future drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, in August 2022, the IRA was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare reform measures will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032.

Additionally, there has been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs that have been on the market for 7 years covered under Medicare (the “Medicare Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. In August 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Price Negotiation Program is currently subject to legal challenges. In January 2024, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Price Negotiation Program. Further, in December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that, for the first time, includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While the government has not previously exercised march-in rights, it is uncertain if that practice will change under the new framework.

The current presidential administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforces, rescinding a prior executive order tasking CMMI to consider new payment and healthcare models to limit drug spending and eliminating a prior executive order that directed HHS to establish an AI task force and develop a strategic plan. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Healthcare providers and third-party payors, among others, will play a primary role in the prescription and recommendation of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain regulatory approval.

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

As we conduct clinical trials, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of inflammatory disease and cancer treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities, our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to clinical trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure (or that of the third parties with whom we work) to comply with such obligations could lead to government investigations or enforcement actions (which could include civil or criminal penalties), litigation (including class claims) and mass arbitration demands; fines or penalties; or disruptions of our business operations, reputational harm, loss of revenue or profits, adverse publicity and other adverse business consequences, which could negatively affect our operating results and business.

In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information and clinical trial and other health data (collectively, “sensitive data”).

Our data processing activities subject us to numerous data privacy and security obligations, such as various federal, state, local and foreign data protection laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of protected health information. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these laws also exempt some data processed in the context of clinical trials, these developments further complicate our compliance efforts and increase compliance costs for us, the third parties with whom we work and our future customers.

Outside the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”) and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we are, and may in the future become subject to new and emerging data privacy regimes in Asia, including China's Personal Information Protection Law, South Korea's Personal Information Protection Act, Taiwan’s Personal Data Protection Act, Thailand’s Personal Data Protection Act and Hong Kong’s Personal Data (Privacy) Ordinance.

In addition, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA's standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the executive order entitled Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, and we are, and may in the future become, subject to such obligations. We are also bound by other contractual obligations related to data privacy and security and our efforts to comply with such obligations may not be successful. For example, clinical trial subjects about whom we or the third parties with whom we work obtain information, as well as the providers who share this information with us, contractually limit our ability to use and disclose the information.

We also publish privacy policies, marketing materials and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deceptive, unfair, misleading, deficient, lacking in transparency or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. In the event of failure (or perceived failure) of us or the third parties with whom we work to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, civil or criminal penalties, audits, inspections, and similar); litigation (including class claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, adverse publicity or imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations.

If our information technology systems (or those of the third parties with whom we work) or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.

In the ordinary course of business, we and the third parties with whom we work process sensitive data. As a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI and other similar threats.

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

In addition, we rely on third parties and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, clinical trials, CROs, encryption and authentication technology, employee email and other functions. We also rely on third parties to provide other products, services, parts or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties we rely on experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or the supply chain of third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect, mitigate and remediate all such vulnerabilities including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to, our sensitive data or our information technology systems or those of the third parties with whom we work. For example, our CROs have been subject to cyber attacks in the past that impacted certain of our non-clinical trial data. A security incident or other interruption could disrupt our ability (and that of the third parties with whom we work) to provide our services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

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

If we or a third party with whom we work experiences a security incident or is perceived to have experienced a security incident, we may experience adverse consequences such as: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; disputes with physicians, patients and our partners; monetary fund diversions; interruptions in our operations (including availability of data and interruptions and delays in our research and development work; financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

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
•
regulatory developments affecting our drug candidates or those of our competitors; and
•
changes in general market and economic conditions, including declines in economic growth, rising inflation, tariffs, higher borrowing rates and adverse changes in liquidity and credit availability.

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
•
announcement or expectation of additional financing efforts;
•
speculation in the press or investment community;
•
trading volume of our common stock;
•
sales of our common stock by us or our stockholders;
•
the concentrated ownership of our common stock;
•
changes in accounting principles;
•
terrorist acts, acts of war or periods of widespread civil unrest, including as a result of ongoing overseas conflicts;
•
natural disasters, medical epidemics, pandemics and other calamities
•
compliance with listing requirements of the Nasdaq Stock Market;
•
corporate actions, such as reverse stock splits; and
•
general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for pharmaceutical, therapeutics, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer, including in connection with ongoing overseas conflicts and past United States bank failures, each of which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Substantial purchases of common stock by existing stockholders could reduce the liquidity of the trading market for our common stock and increase volatility.

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

Our principal stockholders own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

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

We are a “smaller reporting company” and our election of reduced reporting requirements applicable to such companies may make our common stock less attractive to investors.

We are a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and certain other pre-change tax attributes (such as research and development tax credits) to offset post-change taxable income. Our existing NOLs and certain other tax attributes may be subject to substantial limitations arising from previous ownership changes, if any, and if we undergo an ownership change, our ability to utilize NOLs and certain other tax attributes could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our NOLs and certain other tax attributes may also be impaired under state law. For example, California Senate Bill 113 imposed limits on the usability of California state NOLs and certain California state tax credits in tax years beginning after 2023 and before 2027. Accordingly, we may not be able to utilize a material portion of our NOLs and certain other tax attributes.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, repealed or modified at any time. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. For instance, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental expenses incurred in tax years beginning after December 31, 2021, the Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. There have been legislative proposals to repeal or defer the capitalization requirement, including H.R. 7024 (The Tax Relief for American Families and Workers Act of 2024) passed by the U.S. House of Representatives that would restore the deductibility of research and experimental expenses incurred in the United States (but not research and experimental expenses incurred outside the United States); however, there can be no assurance that such requirement will be repealed, deferred or otherwise modified. Changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future tax expenses.

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

Our stock price has fluctuated and may continue to fluctuate for many reasons, including as a result of public announcements regarding the progress of our drug candidates, the development efforts of future partners or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Our information security function, led by our Director of Information Technology, helps identify, assess and manage the Company’s cybersecurity threats and risks. Our Director of Information Technology helps to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, monitoring provided by a third-party security operations center, deploying manual and third-party service provider automated tools in certain environments, subscribing to reports and services that identify cybersecurity threats (and analyzing such reports), conducting scans of certain environments, evaluating our industry’s risk profile and threats reported to us, conducting internal audits and threat assessments for certain threats, conducting vulnerability assessments using third-party tools to identify vulnerabilities, engaging third parties to conduct threat assessments, using external intelligence feeds and monitoring the dark web.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those of the third parties whom we work with, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.”

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

Holders of Record

As of the close of business on March 3, 2025, there were 44 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing novel therapies for patients living with inflammatory and immunological diseases. Our lead drug candidate, RPT904, is a half-life extended monoclonal antibody (“mAb”) designed to bind free human immunoglobin E (“IgE”), a key driver of several allergic diseases.

In December 2024, we entered into an exclusive license agreement (the “Jemincare License Agreement”) with Shanghai Jemincare Pharmaceutical Co., Ltd (“Jemincare”), a subsidiary of Jiangxi Jemincare Group Co., Ltd., under which we have exclusive rights to develop and commercialize RPT904 worldwide, excluding mainland China, Hong Kong, Macau and Taiwan (together, the “Jemincare Territory”). We believe RPT904 could offer patients a potentially improved therapeutic option compared to omalizumab (Xolair®), an anti-IgE antibody approved for asthma, chronic spontaneous urticaria (“CSU”), chronic rhinosinusitis with nasal polyps and food allergy. In a Phase 1 clinical trial conducted by Jemincare comparing RPT904 and omalizumab, the median half-life of RPT904 was more than two times that of omalizumab at the same dose, and RPT904 demonstrated deeper and more sustained reduction of free IgE and higher total IgE accumulation compared to omalizumab at the same dose. We plan to pursue clinical development of RPT904 initially in food allergy and CSU.

Our oncology drug candidate, tivumecirnon, is an oral small-molecule C-C motif chemokine receptor 4 (“CCR4”) antagonist designed to selectively inhibit the migration of immunosuppressive regulatory T cells (“Treg”) into tumors. Data from a Phase 2 trial of patients with advanced checkpoint-naïve non-small cell lung cancer (“NSCLC”) treated with tivumecirnon in combination with the checkpoint inhibitor pembrolizumab showed greater confirmed objective response rate and progression free survival than what has historically been demonstrated by pembrolizumab monotherapy. We hold worldwide rights to tivumecirnon, with the exception of the exclusive license (the “Hanmi License Agreement”) granted to Hanmi Pharmaceutical Ltd. (“Hanmi”) in Korea, mainland China, Hong Kong, Macau and Taiwan (together, the “Hanmi Territory”).

Zelnecirnon, our small molecule CCR4 antagonist for inflammatory disease, was being evaluated in two randomized, placebo-controlled Phase 2 clinical trials in asthma and atopic dermatitis (“AD”). Both trials were placed on clinical hold by the U.S. Food and Drug Administration (“FDA”) in February 2024 due to a serious adverse event (“SAE”) of liver failure in one patient in the AD trial, and we subsequently closed both trials. In November 2024, based on feedback from the FDA, we ceased development of zelnecirnon. We are currently pursuing different novel CCR4 antagonists that we believe may have improved safety margins.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of December 31, 2024, we had an accumulated deficit of $614.5 million. We have incurred net losses of $129.9 million and $116.8 million for the years ended December 31, 2024 and 2023, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2024, we entered sold through a private placement to a select group of accredited investors 100,000,000 shares of common stock at a price of $0.85 per share and pre-funded warrants to purchase up to 76,452,000 shares of common stock at a purchase price of $0.8499 per pre-funded warrant, resulting in net proceeds of $143.0 million, after deducting offering expenses (the “Private Placement”). Additionally on August 2023, we filed with the SEC and the SEC declared effective, a shelf registration statement on Form S-3 related to the sale and issuance of up to $450 million of the our securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement, dated November 4, 2020, by and among us, Cantor and Stifel, Nicolaus & Company, Incorporated. During the year ended December 31, 2024, we sold 365,316 shares of common stock under the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting sales agent commissions and other offering related costs. As of December 31, 2024, there were up to $140.6 million of shares of common stock available for future issuance under the ATM Sales Agreement. As of December 31, 2024, we had cash and cash equivalents and marketable securities of $231.1 million and working capital of $186.9 million. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least 12 months following the filing date of this Annual Report.

In July 2024, our board of directors approved a reduction of our workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of our headcount. All employees affected by the workforce reduction were eligible to receive, among other things, severance payments and paid COBRA premiums for a specified time period post-termination. We incurred $0.9 million in restructuring charges in connection with the workforce reduction, consisting of cash-based expenses related to employee severance payments, benefits and related costs. We completed the workforce reduction and the cash payments related to the restructuring during the quarter ended September 30, 2024.

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
•
costs related to compliance with drug development regulatory requirements; and
•
cost related to strategic licensing agreements such as upfront license and milestone fees.

Internal research and development costs include:

•
salaries and related costs, including stock-based compensation and travel expenses, for personnel in our research and development functions; and
•
depreciation and other allocated facility-related and overhead expenses.

Excluding the $35.0 million expense in the fourth quarter of 2024 related to the upfront license fee for RPT904, our research and development expenses decreased in 2024 compared to 2023 due to the early closure of the zelnecirnon clinical trials and termination of the zelnecirnon program. However, we expect to devote substantial resources towards research and development during the next few years as we seek to conduct clinical trials for RPT904 and advance other programs into clinical development, which we expect to result in increased research and development expenditures as compared to our 2024 research and development expenses excluding the $35.0 million upfront license fee for RPT904. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq Global Market, insurance expenses, investor relations expenses, audit fees, professional services and general overhead and administrative costs. If we are no longer deemed to be a smaller reporting company, we expect that we will incur increased expenses to support our continued operations as a public company.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

The fair value of each purchase under our employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

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

As of December 31, 2024, our total net deferred tax assets were $134.6 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards (“NOLs”). Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change as a result of future changes in our stock ownership.

Recent Accounting Pronouncements

See Note 2 to our financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$107,217	$101,002	$6,215	6%
General and administrative	28,884	26,060	2,824	11%
Total operating expenses	136,101	127,062	9,039	7%
Loss from operations	(136,101)	(127,062)	(9,039)	7%
Other income, net	6,236	10,264	(4,028)	(39)%
Net loss	$(129,865)	$(116,798)	$(13,067)	11%

Research and Development Expenses

Research and development expenses increased $6.2 million, or 6%, to $107.2 million for the year ended December 31, 2024 from $101.0 million for the year ended December 31, 2023. The increase in research and development expenses was primarily due to the $35.0 million expense relating to the upfront license fee for RPT 904 and an increase of $1.3 million in stock-based compensation expense, partially offset by decreases of $20.9 million in development costs related to zelnecirnon, $3.5 million in development costs related to tivumecirnon, $1.8 million in development costs related to early-stage programs, $3.0 million in lab supply costs and $0.9 million in personnel costs.

The following is a comparison of research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
External development expenses:
RPT904	$35,000	$—	$35,000	*
Zelnecirnon	17,499	38,410	(20,911)	(54)%
Tivumecirnon	6,588	10,123	(3,535)	(35)%
Other programs	852	2,575	(1,723)	(67)%
Internal research and development expenses	47,278	49,894	(2,616)	(5)%
Total research and development expenses	$107,217	$101,002	$6,215	6%

*: percentage not meaningful

As previously noted, we do not track our own internal research and development costs by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates and programs.

General and Administrative Expenses

General and administrative expenses increased $2.8 million, or 11%, to $28.9 million for the year ended December 31, 2024 from $26.1 million for the year ended December 31, 2023. The increase was primarily due to increases of $1.6 million in non-cash stock-based compensation expense, $0.4 million in personnel costs, $0.7 million in professional fees and $0.1 million in facilities costs and other expenses.

Other Income, Net

Other income, net decreased $4.0 million, or 39%, to $6.2 million for the year ended December 31, 2024 from $10.3 million for the year ended December 31, 2023. The decrease was driven primarily by lower interest income due to lower interest rates from lower invested cash balances for the year ended December 31, 2024.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2024, we closed the Private Placement, resulting in net proceeds of $143.0 million, after deducting offering expenses. During the year ended December 31, 2024, we sold 365,316 shares of common stock under the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting sales agent commissions and other offering related costs. As of December 31, 2024, there were up to $140.6 million in shares of common stock available for future issuance under the ATM Sales Agreement. We had cash and cash equivalents and marketable securities of $231.1 million and working capital of $186.9 million as of December 31, 2024. Our cash equivalents and marketable securities consist of commercial paper, corporate bonds and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of December 31, 2024, we had an accumulated deficit of $614.5 million. In addition, we expect to incur substantial additional costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this Annual Report.

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
•
the costs associated with being a public company, which we expect will increase if we are no longer a smaller reporting company, as defined in the Exchange Act; and
•
the cost associated with commercializing our drug candidates if they receive marketing approval.

Additionally, the global financial markets have previously experienced significant disruptions due to various macroeconomic factors, including among other things, the impact of ongoing overseas conflicts, resulting in a general global economic slowdown,~~.~~ and significant disruptions may occur in the future as a result of these activities or other economic factors, such as tariffs. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended
	December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(83,297)	$(97,048)
Investing activities	52,702	104,133
Financing activities	152,852	1,447
Net increase in cash and cash equivalents	$122,257	$8,532

Operating Activities

Net cash used in operating activities was $83.3 million for the year ended December 31, 2024, reflecting a net loss of $129.9 million, partially offset by net cash used by changes in operating assets and liabilities of $25.9 million and non-cash charges for primarily depreciation, amortization, stock-based compensation expense and non-cash lease expense totaling $20.7 million.

Net cash used in operating activities was $97.0 million for the year ended December 31, 2023, reflecting a net loss of $116.8 million, partially offset by net cash used by changes in operating assets and liabilities of $5.5 million and non-cash charges for primarily depreciation, amortization, stock-based compensation expense and non-cash lease expense totaling $14.3 million.

Investing Activities

Cash provided by investing activities was $52.7 million for the year ended December 31, 2024, primarily from the proceeds from maturities of marketable securities of $135.0 million, partially offset by the purchase of marketable securities for $82.2 million and purchase of property and equipment of $0.1 million.

Cash provided by investing activities was $104.1 million for the year ended December 31, 2023, primarily from the proceeds from maturities of marketable securities of $266.7 million, partially offset by the purchase of marketable securities for $161.5 million and purchase of property and equipment of $1.1 million.

Financing Activities

Net cash provided by financing activities was $152.9 million for the year ended December 31, 2024, from $143.0 million in net proceeds from the Private Placement, $9.0 million in net proceeds from the sale of shares under the ATM Sales Agreement and $0.8 million in net proceeds from our employee stock plans.

Net cash provided by financing activities was $1.4 million for the year ended December 31, 2023, from $1.4 million in net proceeds from our employee stock plans.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist of the following operational expenditures, a portion of which contain contractual or other obligations.

Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials and providing technology and facility infrastructure to support our operations. Our research and development expenses in 2024 were $107.2 million, which includes the $35.0 million expense related to the upfront license fee for RPT904. Excluding the $35.0 million expense related to RPT904, our research and development expenses in 2024 were $72.2 million, and we expect to increase our investment in research and development expenses in 2025 compared to this level as we commence clinical development of RPT904. Our general and administrative expenses were $28.9 million in 2024 and we expect to increase our general and administrative expenses to support our business growth in 2025. We manage future cash requirements relative to our long-term business plans.

Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2025 through 2026 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of December 31, 2024 were $4.8 million. Refer to Note 6 in the Notes to Financial Statements in Item 8 of this Annual Report for further detail of our lease obligations.

Smaller Reporting Company Status

We are a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies, including, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002,and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Item 8. Financial Statements and Supplementary Data.

RAPT THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RAPT Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RAPT Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Initial accounting for the December 2024 common stock and pre-funded warrants

Description of the Matter

As described in Note 8 to the financial statements, in December 2024, the Company issued 100,000,000 shares of common stock and pre-funded warrants to purchase 76,452,000 shares of common stock in connection with a securities purchase agreement. The common stock and pre-funded warrants were classified as stockholders’ equity on the Company's balance sheet.

Auditing the Company’s initial accounting for the December 2024 common stock and pre-funded warrants was especially challenging with respect to the evaluation of the terms and conditions of the securities purchase agreement in relation to the applicable accounting guidance.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, reviewing the related securities purchase agreement and assessing management's application of the appropriate accounting guidance, including the determination that both the common stock and pre-funded warrants were appropriately presented as stockholders’ equity on the Company’s balance sheet.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Mateo, California

March 6, 2025

RAPT THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$169,735	$47,478
Marketable securities	61,320	111,384
Prepaid expenses and other current assets	4,181	2,920
Total current assets	235,236	161,782
Property and equipment, net	1,367	2,448
Operating lease right-of-use assets	3,333	5,228
Other assets	389	3,871
Total assets	$240,325	$173,329
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,275	$5,176
Accrued expenses	9,597	14,103
License fees payable	35,000	—
Operating lease liabilities, current	2,422	2,448
Other current liabilities	57	109
Total current liabilities	48,351	21,836
Operating lease liabilities, non-current	2,070	4,458
Total liabilities	50,421	26,294
Commitments (see note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 132,006,828 and 34,398,312 shares issued and outstanding at December 31, 2024 and 2023, respectively	13	3
Additional paid-in capital	804,388	631,611
Accumulated other comprehensive income	50	103
Accumulated deficit	(614,547)	(484,682)
Total stockholders' equity	189,904	147,035
Total liabilities and stockholders' equity	$240,325	$173,329

See accompanying notes to financial statements.

RAPT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2024	2023
Operating expenses:
Research and development	$107,217	$101,002
General and administrative	28,884	26,060
Total operating expenses	136,101	127,062
Loss from operations	(136,101)	(127,062)
Other income, net	6,236	10,264
Net loss	$(129,865)	$(116,798)
Other comprehensive income (loss):
Foreign currency translation loss	—	(655)
Unrealized (loss) gain on marketable securities	(53)	784
Total comprehensive loss	$(129,918)	$(116,669)
Net loss per share, basic and diluted	$(3.19)	$(3.05)
Weighted average number of shares used in computing net loss per share, basic and diluted	40,761,143	38,338,161

See accompanying notes to financial statements.

RAPT THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	34,254,314	$3	$613,073	$(367,884)	$(26)	$245,166
Issuances of common stock under employee stock plans	143,998	—	1,447	—	—	1,447
Stock-based compensation	—	—	17,091	—	—	17,091
Foreign currency translation loss	—	—	—	—	(655)	(655)
Unrealized gain on marketable securities	—	—	—	—	784	784
Net loss	—	—	—	(116,798)	—	(116,798)
Balance at December 31, 2023	34,398,312	$3	$631,611	$(484,682)	$103	$147,035
Issuance of common stock and pre-funded warrants in a private placement, net of $6.9 million of issuance costs	100,000,000	10	143,040	—	—	143,050
Exchange of common stock for pre-funded warrants	(2,951,425)	—	—	—	—	—
Issuances of common stock under employee stock plans	194,625	—	845	—	—	845
Issuances of common stock in “at-the-market” offerings, net of issuance costs	365,316	—	8,957	—	—	8,957
Stock-based compensation	—	—	19,935	—	—	19,935
Unrealized loss on marketable securities	—	—	—	—	(53)	(53)
Net loss	—	—	—	(129,865)	—	(129,865)
Balance at December 31, 2024	132,006,828	$13	$804,388	$(614,547)	$50	$189,904

See accompanying notes to financial statements.

RAPT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2024	2023
Operating activities
Net loss	$(129,865)	$(116,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on marketable securities	(2,813)	(5,736)
Depreciation and amortization	1,203	1,216
Stock-based compensation expense	19,935	17,091
Loss on foreign currency translation	—	(655)
Non-cash operating lease expense	2,336	2,335
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,221	871
Accounts payable, accrued expenses and other current liabilities	(8,459)	7,335
License fees payable	35,000	—
Operating lease liabilities	(2,855)	(2,707)
Net cash used in operating activities	(83,297)	(97,048)
Investing activities
Purchase of marketable securities	(82,218)	(161,497)
Proceeds from maturities of marketable securities	135,042	266,755
Purchase of property and equipment	(122)	(1,125)
Net cash provided by investing activities	52,702	104,133
Financing activities
Proceeds from sale of common stock and pre-funded warrants in a private placement, net of issuance costs	143,050	—
Proceeds from issuances of common stock in “at-the-market” offerings, net of issuance costs	8,957	—
Proceeds from issuance of common stock under employee stock plans	845	1,447
Net cash provided by financing activities	152,852	1,447
Net increase in cash and cash equivalents	122,257	8,532
Cash and cash equivalents at beginning of period	47,478	38,946
Cash and cash equivalents at end of period	$169,735	$47,478

See accompanying notes to financial statements.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization

Description of the Business

RAPT Therapeutics, Inc. (“RAPT” or the “Company”) is a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing novel therapies for patients living with inflammatory and immunological diseases. The Company's lead drug candidate, RPT904, is a half-life extended monoclonal antibody designed to bind free human immunoglobulin E (“IgE”), a key driver of several allergic diseases. The Company’s oncology drug candidate, tivumecirnon, is an oral small-molecule C-C motif chemokine receptor 4 (“CCR4”) antagonist designed to selectively inhibit the migration of immunosuppressive regulatory T cells into tumors. In November 2024, the Company ceased development of zelnecirnon, its small molecule CCR4 antagonist for inflammatory disease. The Company is currently pursuing different novel CCR4 antagonists, which it believes may have improved safety margins. The Company is located in South San Francisco, California.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2024, the Company incurred a net loss of $129.9 million and used $83.3 million of cash in operations. At December 31, 2024, the Company had cash and cash equivalents and marketable securities of $231.1 million and working capital of $186.9 million.

In July, 2024, the Company's board of directors approved a reduction of the Company's workforce to conserve cash resources. The workforce reduction impacted 47 people, or approximately 40% of the Company's headcount. All employees affected by the workforce reduction were eligible to receive, among other things, severance payments and paid COBRA premiums for a specified time period post-termination. The Company incurred $0.9 million in restructuring charges in connection with the workforce reduction, consisting of cash-based expenses related to employee severance payments, benefits and related costs. The Company completed the workforce reduction and all cash payments related to the restructuring during the year ended December 31, 2024. As of December 31, 2024, there were no accrued expenses associated with this workforce reduction.

Management plans to continue to incur substantial costs in order to conduct research and development activities and additional capital will be needed to undertake these activities. The Company intends to raise such capital through the issuance of additional equity, borrowings and strategic alliances with other companies. However, if such arrangements are not available at adequate levels or on acceptable terms, the Company would be required to significantly reduce operating expenses and delay or reduce the scope of or eliminate some of its development programs. Management believes that the Company’s current cash and cash equivalents and marketable securities will provide sufficient funds to enable the Company to meet its obligations for at least 12 months from the filing date of this Annual Report on Form 10-K. The Company’s evaluation was based on the facts known as of the date of filing of this Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company. The Company was an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until December 31, 2024.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its critical accounting policies or estimates related to revenue recognition, clinical trial accruals, fair value of assets and liabilities and stock-based compensation. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses and revenue reported for each of the periods presented are affected by estimates and assumptions. Actual results could differ from such estimates or assumptions.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer, Brian Wong, M.D., Ph.D. Based on the information used by the CODM to allocate resources, the Company has determined it operates in one segment.

The CODM assesses performance for the Company’s operating segment and decides how to allocate resources based on the Company’s cash runway and net loss that also is reported on the statements of operations and comprehensive loss as net loss. Net loss is used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheets as total assets. As of December 31, 2024 and 2023, all of the Company’s property and equipment was maintained in the U.S.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including certain prepaid and accrued expenses, approximates fair value due to their short-term maturities.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Marketable Securities

Marketable securities primarily consist of commercial paper, corporate debt securities and U.S. government agency securities. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income, net on the statements of operations.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For the years ended December 31, 2024 and 2023, the Company did not record any impairment losses on long-lived assets.

Leases

At inception of a contract, the Company determines whether an arrangement is or contains a lease. For all leases, the Company determines the classification as either operating leases or financing leases. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s balance sheets.

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

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits of research and development personnel, costs related to research activities, preclinical studies, clinical trials, drug manufacturing and allocated overhead and facility-related expenses. Amounts incurred in connection with license agreements, such as upfront license and milestone fees are also included in research and development expense. The Company accounts for non-refundable advance payments for goods or services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made.

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

Stock-Based Compensation

The Company determines employee, non-employee and director stock-based compensation expense for all stock-based awards based on their grant date fair value using the Black-Scholes option-pricing model. For stock-based awards with service conditions only, stock-based compensation expense is recognized over the requisite service period using the straight-line method. Forfeitures are recognized as they occur.

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

NOTES TO FINANCIAL STATEMENTS

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company retrospectively adopted ASU 2023-07 on January 1, 2024 and will adopt it for its interim reporting starting with the quarter ending March 31, 2025. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosures of certain categories of expenses in the notes to the financial statements that are included in expense line items on the face of the income statement in annual and interim periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

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

NOTES TO FINANCIAL STATEMENTS

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$152,776	$—	$—	$152,776
Corporate debt	Level 2	17,772	21	(3)	17,790
Asset-backed securities	Level 2	3,820	5	—	3,825
Commercial paper	Level 2	16,795	—	—	16,795
U.S. government agency securities	Level 2	39,743	27	—	39,770
Subtotal		230,906	53	(3)	230,956
Less: Cash equivalents		(169,636)	—	—	(169,636)
Marketable securities		$61,270	$53	$(3)	$61,320

		As of December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$10,869	$—	$—	$10,869
Corporate debt	Level 2	19,531	37	(9)	19,559
Asset-backed securities	Level 2	5,242	7	(4)	5,245
Commercial paper	Level 2	59,828	7	(8)	59,827
U.S. government agency securities	Level 2	63,206	91	(18)	63,279
Subtotal		158,676	142	(39)	158,779
Less: Cash equivalents		(47,395)	—	—	(47,395)
Marketable securities		$111,281	$142	$(39)	$111,384

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2024, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of December 31, 2024 and 2023.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of December 31, 2024 (in thousands):

December 31, 2024
Maturing in one year or less	$61,320
Maturing after one year through five years	—
Total	$61,320

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Laboratory equipment	$7,035	$7,399
Leasehold improvements	3,295	3,295
Computer equipment	706	727
Furniture and fixtures	411	394
Total property and equipment	11,448	11,815
Less accumulated depreciation and amortization	(10,081)	(9,367)
Property and equipment, net	$1,367	$2,448

Depreciation and amortization expenses were $1.2 million for each of the years ended December 31, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued research and development expenses	$1,239	$7,281
Accrued compensation	6,723	6,303
Accrued professional and consulting services	1,493	341
Other	142	178
Total accrued expenses	$9,597	$14,103

6. Commitments

The Company enters into contracts in the normal course of business with CROs for preclinical studies and clinical trials. These agreements provide for notice of termination by either party and are, therefore, cancelable contracts.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not subject to any current pending legal matters or claims and no contingency losses were accrued at either December 31, 2024 and 2023.

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

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2024 was $2.9 million and was included in net cash used in operating activities in the Company’s statements of cash flows.

As of December 31, 2024, the weighted-average remaining lease term and discount rate for the Company’s operating leases was 1.72 years and 8.21%, respectively.

The following table summarizes maturities of operating lease liabilities as of December 31, 2024 (in thousands):

2025	$2,662
2026	2,137
Thereafter	—
Total future undiscounted lease payments	4,799
Less: Imputed interest	(307)
Total Lease Liabilities	$4,492

The following table summarizes the supplemental balance sheet information related to operating leases at December 31, 2024 (in thousands):

Operating leases	December 31,	December 31,
	2024	2023
Operating lease right-of-use assets	$3,333	$5,228

Operating lease liabilities, current	2,422	2,448
Operating lease liabilities, non-current	2,070	4,458
Total operating lease liabilities	$4,492	$6,906

For each of the years ended December 31, 2024 and 2023, the Company incurred $2.3 million of lease expense included in operating expenses in the statement of operations in relation to operating leases. Variable lease expense was insignificant for the years ended December 31, 2024 and 2023. Rent expense was $3.1 million and $2.9 million in the years ended December 31, 2024 and 2023, respectively. The Company does not have any financing lease agreements as of December 31, 2024.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

7. License and Collaboration Agreements

License Agreement with Shanghai Jemincare Pharmaceutical Co., Ltd.

In December 2024, the Company entered into a license agreement (the “Jemincare License Agreement”) with Shanghai Jemincare Pharmaceutical Co., Ltd., a company incorporated in the People’s Republic of China (“Jemincare”), and a subsidiary of Jiangxi Jemincare Group Co., Ltd. Under the Jemincare License Agreement and subject to certain rights, Jemincare granted the Company: (1) the exclusive and sublicensable rights to develop, manufacture, commercialize and otherwise exploit Jemincare’s anti-IgE monoclonal antibody JYB1904/RPT904 (together with certain related molecules, the “Licensed Molecules”) throughout the world, except mainland China, Hong Kong, Macau and Taiwan (together, the “Jemincare Territory”) for any and all uses; (2) the non-exclusive and sublicensable rights to develop the Licensed Molecules in the Jemincare Territory solely for the purposes of exploiting the Licensed Molecules outside of the Jemincare Territory; and (3) the non-exclusive and sublicensable rights to manufacture the Licensed Molecules in the Jemincare Territory solely for the purposes of exercising the Company’s rights in the foregoing (1) and (2).

As consideration for the rights granted, the Company paid Jemincare a $35.0 million upfront license fee, and could pay up to an additional $672.5 million in milestone payments, as well as tiered royalty payments (at percentages ranging from high single-digit to low double-digit) on future net sales. Those additional milestone payments include $1.5 million contingent upon the completion of manufacturing technology transfer, up to $226.0 million contingent upon the achievement of specified development and regulatory milestone events, and up to $445.0 million contingent upon the achievement of specified commercial milestone events. As of December 31, 2024, the Company accrued the upfront license fee of $35.0 million as research and development expense. The Company paid the upfront license fee in January 2025.

Under the Jemincare License Agreement, royalty payments will be payable on a product-by-product and country-by-country basis during the period commencing on the first commercial sale and continuing until the later of: (a) the 10-year anniversary of the date of such first commercial sale; (b) the expiration of the relevant patent claims; and (c) the expiration of the relevant regulatory exclusivity (the “Jemincare Royalty Term”). Subject to a certain floor, the Company’s royalty payments will be reduced by specified percentages for patent expiration, biosimilar entry, payments for third party intellectual property, compulsory sublicenses or drug pricing programs.

Clinical Trial Collaboration and Supply Agreement with Merck

In November 2018, the Company entered into a clinical trial collaboration and supply agreement with an affiliate of Merck (known as MSD outside the United States and Canada) under which the Company conducted a clinical trial evaluating tivumecirnon in combination with pembrolizumab (KEYTRUDA®), Merck’s anti-PD-1 therapy, in patients with advanced cancers. The Company is the sponsor of the clinical trial, and Merck supplied pembrolizumab for use in the clinical trial. In March 2022 and February 2024, the Company and Merck amended the agreement to provide for additional supply of pembrolizumab.

8. Common Stock

The holders of the Company’s common stock have one vote for each share of common stock held by them. Holders of shares of the Company’s common stock are entitled to dividends when, as and if declared by the board of directors. No dividends had been declared as of December 31, 2024 or December 31, 2023.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company had reserved the following shares of common stock, on an as-converted basis, for future issuance as follows:

	Year Ended December 31,
	2024	2023
Options issued and outstanding under the 2019 Equity Incentive Plan and 2015 Stock Plan	5,005,320	4,099,947
Restricted stock units issued and outstanding under the 2019 Equity Incentive Plan	—	13,500
Shares available for future grants under the 2019 Equity Incentive Plan	3,489,005	3,032,820
Pre-funded warrants issued and outstanding	83,403,425	4,000,000
Shares reserved under the 2019 Employee Stock Purchase Plan	492,307	410,522
Total	92,390,057	11,556,789

In December 2024, the Company sold through a private placement to a select group of accredited investors 100,000,000 shares of common stock at a price of $0.85 per share and pre-funded warrants to purchase up to 76,452,000 shares of common stock at a purchase price of $0.8499 per pre-funded warrant, resulting in net proceeds of $143.0 million, after deducting offering expenses (the “Private Placement”). Also in December 2024, the Company entered into an exchange agreement with The Column Group II, LP and certain of its affiliated funds (collectively, the “TCG Funds”), pursuant to which the TCG Funds agreed to exchange an aggregate of 2,951,425 shares of Common Stock for pre-funded warrants (the “Exchange Warrants”) to purchase up to 2,951,425 shares of Common Stock (the “Exchange”). The material terms of the Exchange Warrants are identical to the pre-funded warrants issued in the Private Placement and the accounting impact of the exchange was deemed immaterial.

In August 2023, the Company filed with the SEC, and the SEC declared effective, a shelf registration statement on Form S-3 related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. The ATM Sales Agreement replaced the Controlled Equity OfferingSM Sales Agreement, dated November 4, 2020, by and among the Company, Cantor and Stifel, Nicolaus & Company, Incorporated. During the year ended December 31, 2024, the Company sold 365,316 shares of common stock in “at-the-market offerings” under the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting sales agent commissions and other offering related costs. No shares were sold under the ATM Sales Agreement or the Prior ATM Sales Agreement during the year ended December 31, 2023. As of the date of filing of this Annual Report there were up to $140.6 million shares of common stock available for future issuance under the ATM Sales Agreement.

In May 2022, through a private placement financing, the Company issued pre-funded warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock. Each pre-funded warrant has an exercise price of $0.0001 per share. The purchase price per pre-funded warrant was $12.4999 (representing the $12.50 per share closing price of the common stock on May 24, 2022, less the exercise price of $0.0001 per pre-funded warrant). The private placement financing of the pre-funded warrants resulted in net proceeds of $49.8 million, after deducting offering expenses.

All pre-funded warrants, including Exchange Warrants were classified as a component of permanent equity in the Company’s balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

9. Stock-Based Compensation

Stock Option Plan

In 2015, the Company adopted the FLX Bio, Inc. 2015 Stock Plan (the “2015 Plan”).

In November 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (the “2019 Plan” and collectively with the 2015 Plan, the “Option Plans”). Upon the effectiveness of the 2019 Plan, the 2015 Plan terminated and no further grants may be made thereunder. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. In addition, the number of shares reserved for issuance under the 2019 Plan automatically increases on January 1 of each year beginning January 1, 2020 by a number equal to (i) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year or (ii) the number of shares determined by the Company’s board of directors. As of January 1, 2024, an additional 1,375,932 shares of common stock were reserved for issuance pursuant to the automatic increase to the authorized shares under the 2019 Plan.

The Option Plans provide for the granting of incentive and non-statutory stock options and restricted shares of common stock options to eligible employees, officers, directors, advisors and consultants. Terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the Options Plans. Options granted generally vest over four years and expire no later than ten years from the date of grant. As a private company, the estimated fair value of the Company’s underlying common stock was determined by the board of directors. Following its initial public offering, the fair value of the Company’s common stock is based on the closing price of its common stock on the date of grant.

Employee Stock Purchase Plan

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The Company reserved 240,336 shares of common stock pursuant to purchase rights to be granted to the Company’s employees. The 2019 ESPP provides that the number of shares reserved and available for issuance automatically increases on January 1 of each calendar year, beginning January 1, 2020, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 240,336 shares or (3) a number determined by the board of directors that is less than (1) and (2). As of January 1, 2024, 240,336 shares of common stock were authorized for issuance pursuant to the annual automatic increase to the authorized shares under the 2019 ESPP.

Under the 2019 ESPP, eligible employees are granted rights to purchase shares of common stock, which can be funded through payroll deductions that cannot exceed 15% of each employee’s compensation. The 2019 ESPP generally provides for a 24-month offering period, which includes four six-month purchase periods. At the end of each purchase period, eligible employees are permitted to purchase shares of common stock at 85% of the lower of fair market value at the beginning of the offering period or fair market value at the end of the purchase period. During the years ended December 31, 2024 and 2023, employees purchased 158,551 shares at weighted average price of $4.91 and 87,671 shares at a weighted average exercise price of $12.34, respectively. The 2019 ESPP is considered a compensatory plan and the Company recorded stock-based compensation expense of $1.1 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Options

Stock option activity under the 2019 Plan is set forth below for the year ended December 31, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2023	4,099,947	$21.00	7.6	$23,206
Stock options granted	1,648,459	21.74
Stock options exercised	(14,374)	4.67
Stock options forfeited	(728,712)	23.36
Balances at December 31, 2024	5,005,320	$20.94	7.2	$1
Vested and expected to vest at December 31, 2024	5,005,320	20.94	7.2	$1
Exercisable at December 31, 2024	3,224,884	19.65	6.5	—

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money as of December 31, 2024.

The options granted in the years ended December 31, 2024 and 2023 had a weighted average per share grant-date fair value of $17.48 and $20.20, respectively, and a total grant date fair value of $28.8 million and $24.6 million, respectively.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2024 and 2023 was $0.1 million and $0.7 million, respectively. Cash received from stock option exercises were $67,000 and $0.5 million for the years ended December 31, 2024 and 2023, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

The aggregate fair value of options that vested in the years ended December 31, 2024 and 2023 was $18.8 million and $15.2 million, respectively.

Restricted Stock Units

Restricted Stock Units (“RSU”) activity under the 2019 Plan is set forth below for the year ended December 31, 2024:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
	Outstanding	Per Share
Balances at December 31, 2023	13,500	$44.66
RSUs granted	—	—
RSUs vested and settled	(13,500)	44.66
RSUs forfeited	—	—
Balances at December 31, 2024	—	$—

Employee stock option valuation

In determining the fair value of the options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The assumptions used to value employee and non-employee stock option awards granted under the Option Plans during the years ended December 31, 2024 and 2023, using the Black-Scholes option pricing model, were as follows:

For the Year Ended December 31,

	2024	2023
Fair value	$1.16 - $24.75	$11.25 - $23.70
Expected term (in years)	5.88 - 6.06	5.87 - 6.06
Volatility	99.6% - 110.7%	94.9% - 97.8%
Risk-free interest rate	3.93% - 4.64%	3.46% - 4.71%
Dividend yield	—	—

Employee stock purchase plan

The fair value of the rights granted to employees under the 2019 ESPP was estimated using a Black-Scholes option-pricing model with the following valuation assumptions:

For the Year Ended December 31,

	2024	2023
Fair value	$0.91 - $5.90	$4.79 - $12.12
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Volatility	95.6% - 165.3%	64.3% - 93.2%
Risk-free interest rate	4.21% - 5.53%	4.14% - 5.51%
Dividend yield	—	—

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-based compensation expense

Total stock-based compensation expense recognized for stock options and RSUs granted to both employees and non-employees and for the employee stock purchase plan was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Research and development	$9,203	$7,941
General and administrative	10,732	9,150
Total stock-based compensation expense	$19,935	$17,091

As of December 31, 2024, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $32.7 million. This unrecognized stock-based compensation cost is expected to be recognized over 2.4 years.

Repricing of stock options

On November 12, 2024, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved an option repricing, which was effective on November 13, 2024 (the “Effective Date”). The repricing generally applies to options to purchase shares of the Company’s common stock that: (i) were granted under the Company’s 2019 Plan; (ii) as of the Effective Date, are held by the Company’s then-current employees and consultants (subject to the caveat below) (each, an “Eligible Participant”); and (iii) have an exercise price per share greater than $8.00 (the “Eligible Options”). The Eligible Options include options held by certain of the Company's executive officers. Options held by non-employee members of the Board were not eligible for the repricing program.

As of the Effective Date, the Eligible Options were immediately repriced such that the exercise price per share for such options was reduced to the closing price of the Company’s common stock per share on the Effective Date, subject to certain retention requirements outlined below. The closing price of the Company’s common stock per share on the Effective Date was $1.57, which became the reduced exercise price per share for the Eligible Options. If an employee exercises Eligible Options in advance of the end of the retention period as described below, the employee will be required to pay a premium exercise price equal to the original exercise price per share of the Eligible Options. There were no changes to the number of shares underlying the Eligible Options or to the vesting schedules or expiration dates of the Eligible Options.

In order to exercise the Eligible Options at the reduced exercise price, holders of the Eligible Options are required to remain in service with the Company through the end of the relevant retention period. The retention period begins on the Effective Date and ends on the earliest of the following: (i) the date 12 months following the Effective Date; (ii) a Change in Control (as defined in the 2019 Plan) if the Eligible Options are not assumed or continued by the successor or acquiror entity (or its parent company) in such Change in Control or substituted for a similar award of the successor or acquiror entity (or its parent company); or (iii) the option holder’s termination of Continuous Service (as defined in the 2019 Plan) (a) due to such individual’s death or disability, (b) by the Company (or successor entity in a Change in Control) other than for Cause (as defined in the applicable 2019 Plan) or (c) due to such option holder’s resignation on or following a Change in Control under certain circumstances.

As of the Effective Date, the total number of shares underlying all Eligible Options was 3.9 million shares. The effect of the repricing resulted in total incremental stock-based compensation expense of $1.6 million, $0.5 million of which will be recognized on a straight-line basis through the end of the retention period, while the remaining $1.1 million will be recognized on a straight-line basis over the original vesting period for those options that vest after the end of the retention period. The incremental stock-based compensation expense was calculated using the Monte Carlo option-pricing model.

For the year ended December 31, 2024, the Company recognized incremental stock-based compensation expense totaling $0.1 million associated with the option repricing, which is included in general and administrative and research and development expense on the statement of operations.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	December 31,
	2024	2023
United States	$(129,865)	$(116,798)
Foreign	—	—
	$(129,865)	$(116,798)

A reconciliation of the statutory U.S. federal rate and effective rate is as follows:

	December 31,
	2024	2023
Federal tax	21.0%	21.0%
State tax	—	—
Stock-based compensation	(1.4)	(0.9)
Research and development tax credit	1.9	2.4
Foreign losses not benefited	—	—
Global intangible low-taxed income	—	—
Change in valuation allowance	(21.5)	(22.4)
Other	—	(0.1)
Income tax expense	—%	—%

The Company has incurred net operating losses for all periods since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$67,565	$58,248
Federal and state research and development tax credits	15,086	12,601
Accrued liabilities and reserves	1,355	1,234
Stock-based compensation	8,588	6,238
Depreciation and amortization	8,036	689
Lease liability	944	1,450
Research and development capitalized expenditures	33,708	27,290
Gross deferred tax assets	135,282	107,750
Valuation allowance	(134,582)	(106,652)
Deferred tax liabilities:
Right of use asset	(700)	(1,098)
Other	—	—
Gross deferred tax liabilities	(700)	(1,098)
Net deferred taxes	$—	$—

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

In accordance with the 2017 Tax Act, research and experimentation (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses. As a result of this provision of the 2017 Tax Act, deferred tax assets related to capitalized research expenses increased by $6.4 million and $15.5 million during the years ended December 31, 2024 and 2023, respectively.

Realization of deferred tax assets is dependent upon future taxable income, if any. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2024 and 2023, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $27.9 million and $26.2 million during the years ended December 31, 2024 and 2023, respectively. The increase in the valuation allowance is mainly related to the capitalization of research and development expenses under Internal Revenue Code ("IRC") Section 174, capitalization of the Jemincare upfront fee as an intangible under IRC Section 197 and an increase in net operating loss carryforwards incurred during the respective taxable years.

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $317.6 million and $273.3 million, respectively. The federal net operating loss carryforwards generated during and after fiscal 2018 are carried forward indefinitely, while all others, along with the federal tax credit carryforwards, expire in years beginning in 2035. As of December 31, 2024 and 2023, the Company had state net operating loss carryforwards of approximately $12.1 million, which begin to expire in 2035 and are available to offset future taxable income. As of December 31, 2024 and 2023, the Company had federal research and development tax credit carryforwards of approximately $12.4 million and $10.2 million, respectively. As of December 31, 2024 and 2023, the Company had state research and development tax credit carryforwards of approximately $9.9 million and $8.4 million, respectively. Moreover, as of December 31, 2024, the Company recorded federal and state reserves of approximately $3.1 million and $2.5 million, respectively, as uncertain tax positions. If not utilized, the federal credit carryforwards will begin expiring in 2035. The state credits carry forward indefinitely.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any. The annual limitation may result in the expiration of net operating losses and credits before utilization. Under the 2017 Tax Act as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) the carryforward period of net operating losses generated from 2018 forward is indefinite but the ability to deduct such federal net operating losses is limited to 80% of taxable income; however, the carryforward period for net operating losses generated prior to 2018 remains 20 years. Therefore, the annual limitation may still result in the expiration of certain net operating losses and tax credit carryforwards before their utilization. In February 2022, California Senate Bill 113 “SB 113” was signed into law. SB 113 lifted the limitation for California NOL and Credit utilization disallowed by California Assembly Bill 85. In June 2024, California Senate Bill 167 (“SB 167”) was signed into law, which suspends the NOL utilization for companies whose California taxable income exceeds $1 million and limits R&D credit utilization to $5 million. Given the Company’s loss position, SB113 and SB167 did not impact the Company's tax provision. The Company will continue to monitor possible California net operating loss and credit limitation in future periods.

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

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2024 and 2023 resulting primarily from research and development tax credits claimed for both U.S. and foreign operations on the Company’s annual tax returns were as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$4,674	$3,663
Additions on tax positions related to prior years	—	(3)
Additions on tax positions related to current year	905	1,014
Balance at end of year	$5,579	$4,674

The Company does not expect that its uncertain tax positions will materially change in the next 12 months. The reversal of uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets. In accordance with ASC 740, the Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits through December 31, 2024.

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

The Inflation Reduction Act of 2022 was signed into law in August 2022 and contained several tax provisions to curb inflation by reducing the deficit, lowering prescription drug prices, investing into domestic energy production while promoting clean energy, and introduced the topic of corporate alternative minimum tax on applicable corporations. There is no impact to the Company’s current tax provision from this legislation.

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share of the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	Twelve Months Ended December 31,
	2024	2023
Numerator:
Net loss	$(129,865)	$(116,798)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	40,761,143	38,338,161
Net loss per share, basic and diluted	$(3.19)	$(3.05)

For the years ended December 31, 2024 and 2023, 83,403,425 and 4,000,000 pre-funded warrants to purchase the Company's shares of common stock, respectively, issued in private placement financings (see Note 8), were included in the basic and diluted net loss per share calculation.

RAPT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2024	2023
Stock options issued and outstanding under the 2019 Plan and 2015 Stock Plan	5,005,320	4,099,947
Estimated shares issuable under the 2019 ESPP	62,896	21,904
RSUs subject to future vesting	—	13,500
Total	5,068,216	4,135,351

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because we are a smaller reporting company under the Exchange Act.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the section entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters” and, if applicable, “Delinquent Section 16(a) Reports” set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report:
1.
Financial Statements. See Index to Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.
2.
Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions or the requested information is included in the financial statements or notes thereto.
3.
Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

4.1	Form of Common Stock Certificate	S-1	333-232572	4.1	07/22/19

4.2	Description of Registrant’s Securities	10-K	001-38997	4.2	03/30/20

4.3	Form of Pre-Funded Warrant	8-K	001-38997	4.1	5/31/22

4.4	Form of Pre-Funded Warrant and Exchange Warrant	8-K	001-38997	4.1	12/23/24

10.1+	2015 Stock Plan	S-1	333-232572	10.2	07/05/19

10.2+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2015 Stock Plan	S-1	333-232572	10.3	07/05/19

10.3+	2019 Equity Incentive Plan	S-1	333-232572	10.4	07/22/19

10.4+	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the 2019 Equity Incentive Plan	S-1	333-232572	10.5	07/22/19

10.5+	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the Amended and Restated 2019 Equity Incentive Plan	S-1	333-232572	10.6	07/22/19

10.6+	2019 Employee Stock Purchase Plan	S-1	333-232572	10.7	07/22/19

10.7+	Form of Indemnification Agreement, by and between RAPT Therapeutics, Inc. and each of its directors and executive officers	S-1	333-232572	10.8	07/22/19

10.8+	Amended and Restated Employee Offer Letter, by and between Brian Wong and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.9	07/22/19

10.9+	Amended and Restated Employee Offer Letter, by and between William Ho and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.10	07/22/19

10.10+	Amended and Restated Employee Offer Letter, by and between Dirk Brockstedt and RAPT Therapeutics, Inc., dated July 20, 2019	S-1	333-232572	10.11	07/22/19

10.11+	Offer Letter, by and between Rodney Young and RAPT Therapeutics, Inc., dated November 11, 2019	8-K	001-38997	10.1	12/04/19

10.12+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38997	10.1	08/11/23

10.13+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38997	10.1	05/09/24

10.14	Lease, by and between HCP, Inc. and Flexus Biosciences, Inc., dated October 10, 2014	S-1	333-232572	10.21	07/05/19

10.15	First Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 29, 2015	S-1	333-232572	10.22	07/05/19

10.16	Second Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated April 16, 2018	S-1	333-232572	10.23	07/05/19

10.17	Third Amendment to Lease, by and between HCP, Inc. and RAPT Therapeutics, Inc., dated December 13, 2018	S-1	333-232572	10.24	07/05/19

10.18#	Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.	S-1	333-232572	10.25	07/05/19

10.19^	Amendment No. 1, dated April 20, 2022, to the Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.	10-K	001-38997	10.19	03/14/23

10.20^	Amendment No. 2, dated February 1, 2024, to the Clinical Trial Collaboration and Supply Agreement, dated as of November 1, 2018, by and between MSD International GmbH and RAPT Therapeutics, Inc.	10-K	001-38997	10.21	03/07/24

10.21#	Collaboration and License Agreement, dated as of December 1, 2019, by and between Hanmi Pharmaceutical Co., Ltd and RAPT Therapeutics, Inc.	S-1	333-236256	10.19	02/04/20

10.22	Registration Rights Agreement, dated May 27, 2022, by and between RAPT Therapeutics, Inc. and the investor party thereto	8-K	001-38997	10.2	05/31/2022

10.23^	License Agreement, dated December 22, 2024, by and between RAPT Therapeutics, Inc. and Shanghai Jemincare Pharmaceutical Co., Ltd	8-K	001-38997	10.1	12/23/24

10.24	Form of Registration Rights Agreement	8-K	001-38997	10.3	12/23/24

19.1	Insider Trading Policy	10-K				X

21.1	List of Subsidiaries	10-K	001-38997	21.1	03/07/24

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97+	Incentive Compensation Recoupment Policy	10-K	001-38997	97	03/07/24

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

RAPT Therapeutics, Inc.

Date: March 6, 2025	By:	/s/ Brian Wong, M.D. Ph.D.
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

Signature	Title	Date
/s/ Brian Wong, M.D., Ph.D.	President, Chief Executive Officer and Director	March 6, 2025
Brian Wong, M.D., Ph.D.	(principal executive officer)

/s/ Rodney Young	Chief Financial Officer and Secretary	March 6, 2025
Rodney Young	(principal financial officer and principal accounting officer)

/s/ Lori Lyons-Williams	Chair of the Board of Directors	March 6, 2025
Lori Lyons-Williams

/s/ Michael F. Giordano, M.D.	Director	March 6, 2025
Michael F. Giordano, M.D.

/s/ Mary Ann Gray, Ph.D.	Director	March 6, 2025
Mary Ann Gray, Ph.D.

/s/ Linda Kozick	Director	March 6, 2025
Linda Kozick

/s/ Wendye Robbins, M.D.	Director	March 6, 2025
Wendye Robbins, M.D.