Form 10-Q
period 2025-03-31
RAPT Therapeutics, Inc.
filed 2025-05-08
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, there were 132,288,686 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$60,257	$169,735
Marketable securities	119,019	61,320
Prepaid expenses and other current assets	3,920	4,181
Total current assets	183,196	235,236
Property and equipment, net	1,158	1,367
Operating lease right-of-use assets	2,827	3,333
Other assets	389	389
Total assets	$187,570	$240,325
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,295	$1,275
Accrued expenses	4,928	9,597
License fees payable	—	35,000
Operating lease liabilities, current	2,315	2,422
Other current liabilities	140	57
Total current liabilities	8,678	48,351
Operating lease liabilities, non-current	1,520	2,070
Total liabilities	10,198	50,421
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	13	13
Additional paid-in capital	809,036	804,388
Accumulated other comprehensive income	35	50
Accumulated deficit	(631,712)	(614,547)
Total stockholders' equity	177,372	189,904
Total liabilities and stockholders' equity	$187,570	$240,325

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$12,042	$24,781
General and administrative	7,223	7,737
Total operating expenses	19,265	32,518
Loss from operations	(19,265)	(32,518)
Other income, net	2,100	1,997
Net loss	$(17,165)	$(30,521)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(15)	(113)
Total comprehensive loss	$(17,180)	$(30,634)
Net loss per share, basic and diluted	$(0.08)	$(0.79)
Weighted average number of shares used in computing net loss per share, basic and diluted	215,410,253	38,625,365

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	132,006,828	$13	$804,388	$50	$(614,547)	$189,904
Stock-based compensation	—	—	4,648	—	—	4,648
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(17,165)	(17,165)
Balance at March 31, 2025	132,006,828	$13	$809,036	$35	$(631,712)	$177,372

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	34,398,312	$3	$631,611	$103	$(484,682)	$147,035
Issuances of common stock under employee stock plans	36,074	—	67	—	—	67
Issuances of common stock in “at-the-market” offerings, net of issuance costs	365,316	—	8,969	—	—	8,969
Stock-based compensation	—	—	5,398	—	—	5,398
Unrealized loss on marketable securities	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(30,521)	(30,521)
Balance at March 31, 2024	34,799,702	$3	$646,045	$(10)	$(515,203)	$130,835

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net loss	$(17,165)	$(30,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on marketable securities	(693)	(983)
Depreciation and amortization	252	314
Stock-based compensation expense	4,648	5,398
Non-cash operating lease expense	584	584
Changes in operating assets and liabilities:
Prepaid expenses and other assets	261	(437)
Accounts payable, accrued expenses and other current liabilities	(4,566)	(728)
License fees payable	(35,000)	—
Operating lease liabilities	(735)	(711)
Net cash used in operating activities	(52,414)	(27,084)
Investing activities
Purchase of marketable securities	(89,761)	(16,814)
Proceeds from maturities of marketable securities	32,740	32,806
Purchase of property and equipment	(43)	(105)
Net cash (used in) provided by investing activities	(57,064)	15,887
Financing activities
Proceeds from issuances of common stock in “at-the-market” offerings, net of issuance costs	—	8,969
Proceeds from issuance of common stock under employee stock plans	—	67
Net cash provided by financing activities	—	9,036
Net decrease in cash and cash equivalents	(109,478)	(2,161)
Cash and cash equivalents at beginning of period	169,735	47,478
Cash and cash equivalents at end of period	$60,257	$45,317

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization

Description of the Business

RAPT Therapeutics, Inc. (“RAPT” or the “Company”) is a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing novel therapies for patients living with inflammatory and immunological diseases. The Company's lead drug candidate, RPT904, is a half-life extended monoclonal antibody designed to bind free human immunoglobulin E (“IgE”), a key driver of several allergic diseases. The Company’s oncology drug candidate, tivumecirnon, is an oral small-molecule C-C motif chemokine receptor 4 (“CCR4”) antagonist designed to selectively inhibit the migration of immunosuppressive regulatory T cells into tumors. In November 2024, the Company ceased development of zelnecirnon, its small molecule CCR4 antagonist for inflammatory disease. The Company is currently pursuing different novel CCR4 antagonists, which the Company believes may have improved safety margins. The Company is located in South San Francisco, California.

Liquidity and Management Plans

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2025, the Company incurred a net loss of $17.2 million and used $52.5 million of cash in operations and capital expenditures. At March 31, 2025, the Company had cash and cash equivalents and marketable securities of $179.3 million and working capital of $174.5 million.

The Company plans to continue to incur substantial costs in order to conduct research and development activities, and additional capital will be needed to undertake these activities. The Company intends to raise such capital through the issuance of additional equity, borrowings or strategic alliances with other companies. However, if such arrangements are not available at adequate levels or on acceptable terms, the Company would be required to significantly reduce operating expenses and delay or reduce the scope of or eliminate some of its development programs. The Company believes that its current cash and cash equivalents and marketable securities will provide sufficient funds to enable it to meet its obligations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. The Company’s evaluation was based on the facts known as of the date of filing of this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S‑X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 6, 2025 with the Securities and Exchange Commission (“SEC”).

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer, Brian Wong, M.D., Ph.D. Based on the information used by the CODM to allocate resources, the Company has determined it operates in one segment.

The CODM assesses performance for the Company’s operating segment and decides how to allocate resources based on the Company’s cash runway and net loss that also is reported on the statements of operations and comprehensive loss as net loss. Net loss is used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheets as total assets. As of March 31, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the United States.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and weighted average number of outstanding pre-funded warrants to purchase common stock during the period, without consideration of potential dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares and weighted average number of outstanding pre-funded warrants to purchase common stock plus the number of potential dilutive securities outstanding during the period calculated in accordance with the treasury stock method. Diluted net loss per share is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company retrospectively adopted ASU 2023-07 on January 1, 2024 and adopted it for its interim reporting starting with the quarter ended March 31, 2025. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU No. 2024-03”). ASU No. 2024-03 requires disaggregated disclosures of certain categories of expenses in the notes to the financial statements that are included in expense line items on the face of the income statement in annual and interim periods. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of March 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains		Unrealized Losses		Fair Value
Financial assets:
Money market funds	Level 1	$21,410	$—		$—		$21,410
Corporate debt	Level 2	33,612	16		(3)		33,625
Asset-backed securities	Level 2	6,667	1		—		6,668
Commercial paper	Level 2	65,938	2		(1)		65,939
U.S. government agency securities	Level 2	51,614	21		(1)		51,634
Subtotal		179,241	40	—	(5)	—	179,276
Less: Cash equivalents		(60,257)	—		—		(60,257)
Marketable securities		$118,984	$40		$(5)		$119,019

		As of December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$152,776	$—	$—	$152,776
Corporate debt	Level 2	17,772	21	(3)	17,790
Asset-backed securities	Level 2	3,820	5	—	3,825
Commercial paper	Level 2	16,795	—	—	16,795
U.S. government agency securities	Level 2	39,743	27	—	39,770
Subtotal		230,906	53	(3)	230,956
Less: Cash equivalents		(169,636)	—	—	(169,636)
Marketable securities		$61,270	$53	$(3)	$61,320

As of March 31, 2025, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. As of March 31, 2025, the Company held marketable securities with an aggregate unrealized loss position of $5,000 that had an aggregate fair value of $19.8 million. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of March 31, 2025.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of March 31, 2025 (in thousands):

March 31, 2025
Maturing in one year or less	$109,988
Maturing after one year through five years	9,031
Total	$119,019

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$7,073	$7,035
Leasehold improvements	3,295	3,295
Computer equipment	690	707
Furniture and fixtures	411	411
Total property and equipment	11,469	11,448
Less accumulated depreciation and amortization	(10,311)	(10,081)
Property and equipment, net	$1,158	$1,367

Depreciation and amortization expense was $0.3 million for each of the three months ended March 31, 2025 and 2024.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development expenses	$1,470	$1,239
Accrued compensation	2,690	6,723
Accrued professional and consulting services	631	1,493
Other	137	142
Total accrued expenses	$4,928	$9,597

6. Common Stock

As of March 31, 2025, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2019 Equity Incentive Plan, and 2015 Stock Plan	12,400,606
Shares available for future grants under the 2025 Inducement Plan	500,000
Shares available for future grants under the 2019 Equity Incentive Plan	1,373,992
Pre-funded warrants issued and outstanding	83,403,425
Shares reserved under the 2019 Employee Stock Purchase Plan	732,643
Total	98,410,666

On August 11, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. No shares were sold during the three months ended March 31, 2025 under the ATM Sales Agreement. During the three months ended March 31, 2024, the Company sold 365,316 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement for net proceeds of $9.0 million, after deducting commissions and other offering related costs. As of March 31, 2025, $140.6 million remained available under the ATM Sales Agreement.

7. Stock-Based Compensation

2025 Inducement Plan

On March 25, 2025, the Company’s board of directors adopted the RAPT Therapeutics, Inc. Inducement Plan (“2025 Inducement Plan”) and reserved 500,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2025, no awards had been granted under the 2025 Inducement Plan.

Stock option activity under the 2019 Equity Incentive Plan (the “2019 Plan”) is set forth below for the three months ended March 31, 2025:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2024	5,005,320	$20.94	7.2	$1
Stock options granted	7,523,039	1.14
Stock options exercised	—	—
Stock options forfeited	(127,753)	21.71
Balances at March 31, 2025	12,400,606	$8.92	8.6	$588

As of March 31, 2025, 1,373,992 shares remained available for issuance under the 2019 Plan.

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Research and development	$1,873	$2,637
General and administrative	2,775	2,761
Total stock-based compensation expense	$4,648	$5,398

As of March 31, 2025, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $34.0 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.5 years.

The Company recorded stock-based compensation expense related to the 2019 ESPP of $0.3 million for each of the three months ended March 31, 2025 and 2024.

Repricing of stock options

On November 12, 2024, the compensation committee of the board of directors approved an option repricing, effective November 13, 2024 (the “Effective Date”). The repricing generally applied to options to purchase shares of the Company’s common stock that: (i) were granted under the 2019 Plan; (ii) as of the Effective Date, were held by the Company’s then-current employees and consultants (subject to the caveat below) (each, an “Eligible Participant”); and (iii) had an exercise price per share greater than $8.00 (the “Eligible Options”). The Eligible Options include options held by certain of the Company's executive officers. Options held by non-employee members of the Board were not eligible for the repricing program.

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

For the three months ended March 31, 2025, the Company recognized incremental stock-based compensation expense totaling $0.2 million associated with the option repricing, which is included in general and administrative and research and development expense on the statement of operations.

8. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(17,165)	$(30,521)
Denominator:
Weighted average shares of common stock	132,006,828	34,625,365
Weighted average pre-funded warrants to purchase common stock	83,403,425	4,000,000
Weighted-average shares used to compute net loss per share, basic and diluted	215,410,253	38,625,365
Net loss per share, basic and diluted	$(0.08)	$(0.79)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2025	2024
Stock options issued and outstanding under the 2019 Plan and 2015 Stock Plan	12,400,606	5,484,490
Estimated shares issuable under the 2019 ESPP	256,438	61,848
Total	12,657,044	5,546,338

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025. This discussion includes forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “may,” “plans,” “potential” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information comes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

Geopolitical and Macroeconomic Developments

Recent geopolitical and macroeconomic events have led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. As a result of these factors and other geopolitical and macroeconomic developments described in this Quarterly Report on Form 10-Q, our business and results of operations may be adversely affected.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended March 31, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in planned or ongoing clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued fluctuations in inflation and interest rates, which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of March 31, 2025, we had an accumulated deficit of $631.7 million. We have incurred net losses of $17.2 million and $30.5 million for the three months ended March 31, 2025 and 2024, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2024, we sold through a private placement to a select group of accredited investors 100,000,000 shares of common stock at a price of $0.85 per share and pre-funded warrants to purchase up to 76,452,000 shares of common stock at a purchase price of $0.8499 per pre-funded warrant, resulting in net proceeds of $143.0 million, after deducting offering expenses (the “Private Placement”). Additionally, in August 2023, we filed with the SEC and the SEC declared effective, a shelf registration statement on Form S-3 related to the sale and issuance of up to $450 million of the our securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and Leerink Partners LLC. During the three months ended March 31, 2025, we did not sell any shares of common stock under the ATM Sales Agreement. As of March 31, 2025, there were up to $140.6 million of shares of common stock available for future issuance under the ATM Sales Agreement. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $179.3 million and working capital of $174.5 million.

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
•
costs related to compliance with drug development regulatory requirements; and
•
costs related to strategic licensing agreements such as upfront license and milestone fees.

Internal research and development costs include:

•
salaries and related costs, including stock-based compensation and travel expenses, for personnel in our research and development functions; and
•
depreciation and other allocated facility-related and overhead expenses.

Our research and development expenses decreased during the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 due to the early closure of the zelnecirnon clinical trials and termination of the zelnecirnon program. However, we expect to devote substantial resources towards research and development during the next few years as we seek to conduct clinical trials for RPT904 and advance other programs into clinical development, which we expect to result in increased research and development expenditures as compared to our 2024 research and development expenses, excluding the $35.0 million upfront license fee for RPT904. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

Other Income, Net

Our cash and cash equivalents and marketable securities are invested in money market funds, corporate debt securities, commercial paper and U.S. government agency securities. Other income, net, consists primarily of interest earned on our cash and cash equivalents and marketable securities.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025. Our significant accounting policies are also described in “Summary of Significant Accounting Policies” in Note 2 of the accompanying condensed financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	12,042	24,781	(12,739)	(51)%
General and administrative	7,223	7,737	(514)	(7)%
Total operating expenses	19,265	32,518	(13,253)	(41)%
Loss from operations	(19,265)	(32,518)	13,253	(41)%
Other income, net	2,100	1,997	103	5%
Net loss	$(17,165)	$(30,521)	$13,356	(44)%

Research and Development Expenses

Research and development expenses decreased $12.8 million, or 51%, to $12.0 million for the three months ended March 31, 2025 from $24.8 million for the three months ended March 31, 2024. The decrease in research and development expenses was primarily due to decreases of $7.7 million in development costs related to zelnecirnon, $0.9 million in development costs related to tivumecirnon, $3.6 million in personnel costs, $0.7 million in lab supplies costs, $0.8 million in non-cash stock-based compensation expense and $0.3 million in facilities costs partially offset by increases of $1.1 million in development costs related to RPT904 and $0.1 million in development costs for early-stage programs.

The following is a comparison of research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
External development expenses:
RPT904	$1,063	$—	$1,063	*
Zelnecirnon	188	7,841	(7,653)	(98)%
Tivumecirnon	1,272	2,157	(884)	(41)%
Other programs	340	203	137	67%
Internal research and development expenses	9,179	14,580	(5,402)	(37)%
Total research and development expenses	$12,042	$24,781	$(13,802)	(56)%

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses decreased $0.5 million, or 7%, to $7.2 million for the three months ended March 31, 2025 from $7.7 million for the three months ended March 31, 2024. The decrease in general and administrative expenses was primarily due to the decreases of $0.2 million in personnel costs and $0.4 million in consulting costs, partially offset by an increase of $0.1 million in facilities costs.

Other Income, Net

Other income, net increased $0.1 million, or 5%, to $2.1 million for the three months ended March 31, 2025 from $2.0 million for the three months ended March 31, 2024. The increase was driven primarily by an increase in interest income due to higher invested cash balances for the three months ended March 31, 2025.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2024, we closed the Private Placement, resulting in net proceeds of $143.0 million, after deducting offering expenses. During the year ended December 31, 2024, we sold 365,316 shares of common stock under the ATM Sales Agreement, for net proceeds of $9.0 million, after deducting sales agent commissions and other offering related costs. As of March 31, 2025, up to $140.6 million of shares of common stock remained available for future issuance under the ATM Sales Agreement. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $179.3 million and working capital of $174.5 million. Our cash equivalents and marketable securities consist of commercial paper, corporate bonds and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of March 31, 2025, we had an accumulated deficit of $631.7 million. In addition, we expect to incur substantial additional costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q.

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

Additionally, the global financial markets have recently experienced, and may in the future experience, significant disruptions due to various macroeconomic factors, including among other things, the impact of ongoing overseas conflicts and other economic factors such as tariffs and escalating trade tensions, resulting in a general global economic slowdown. If these disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our substantial capital requirements.

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

Summary Condensed Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(52,414)	$(27,084)
Investing activities	(57,064)	15,887
Financing activities	—	9,036
Net decrease in cash and cash equivalents	$(109,478)	$(2,161)

Cash Used in Operating Activities

Net cash used in operating activities was $52.4 million for the three months ended March 31, 2025, reflecting a net loss of $17.2 million and changes in operating assets and liabilities of $40.0 million, including the $35.0 million payment for the upfront license fee to Jemincare, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $4.8 million.

Net cash used in operating activities was $27.1 million for the three months ended March 31, 2024, reflecting a net loss of $30.5 million and changes in operating assets and liabilities of $1.9 million, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $5.3 million.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $57.1 million for the three months ended March 31, 2025, primarily from the purchases of marketable securities of $89.8 million, partially offset by the proceeds from maturities of marketable securities of $32.7 million.

Cash provided by investing activities was $15.9 million for the three months ended March 31, 2024, primarily from the proceeds from maturities of marketable securities of $32.8 million, partially offset by the purchases of marketable securities of $16.8 million and purchase of property and equipment for $0.1 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.0 million for the three months ended March 31, 2025. Net cash provided by financing activities was $9.0 million for the three months ended March 31, 2024, consisting of net proceeds from the sale of shares under the ATM Sales Agreement.

Material Cash Requirements

Our cash requirements in the ordinary course of business have not materially changed from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Material Cash Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 6, 2025 with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are a clinical-stage therapeutics company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
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

Our clinical development efforts are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. While targeted minimal and conservative changes were made to the omalizumab sequence in developing RPT904 with the goal of preserving the epitope of omalizumab while improving certain drug-like properties, the full impact of those changes is unknown and RPT904 may not have the efficacy and safety profile that was intended or that is sufficient for regulatory approval. It may not ultimately be shown to benefit patients or the benefit may not be sufficient to be an attractive alternative to other therapies. While tivumecirnon has shown activity in a small number of patients in a Phase 1/2 trial in various advanced cancers, there is no guarantee that tivumecirnon will ultimately prove to benefit patients. It is possible that the observed responses in patients who received tivumecirnon and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by tivumecirnon, or that the responses were spontaneous and unrelated to either tivumecirnon or pembrolizumab. We have discontinued, and may elect in the future to discontinue, development of tivumecirnon in certain indications if, among other reasons, data does not warrant moving forward. For example, in 2022, we made the decision not to move forward with development of tivumecirnon in nasopharyngeal cancer and checkpoint-naïve head and neck squamous cell carcinoma. There can be no assurance that the intended effects of our drug candidates will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Results in preclinical studies do not necessarily predict the results of clinical studies. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we have not conducted head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical-stage therapeutics companies such as ours.

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

We are a clinical-stage therapeutics company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

Since our inception, we have devoted substantially all of our resources to research and development, including preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $17.2 million and $30.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $631.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. Discovering and developing our drug candidates and conducting clinical trials will require substantial amounts of capital. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for, our drug candidates. We will continue to expend significant resources for the foreseeable future in connection with these activities. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2025 we had $179.3 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

We rely on third-party clinical investigators, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had if we conducted them on our own. These investigators, CROs, CDMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. In addition, we may contract with CROs, CDMOs and other third parties outside the United States, including without limitation, in China. For example, under the Jemincare License Agreement, we expect Jemincare, a company incorporated in China, will provide the initial supply of drug product for certain of our clinical trials and may act as a supplier for our future needs. Any disruption in the operations of Jemincare or other third parties or in their ability to meet our needs, whether as a result of a natural disaster, changes in the policies of the United States or non-U.S. governments, war, political unrest or unstable economic conditions in any of the countries where we conduct such activities or other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs.

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

As of March 31, 2025, we had 67 full-time employees. Our focus on the development of current and potential future drug candidates will require adequate staffing. We will need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

Any of these factors could increase costs and harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

Global trade issues and changes in and uncertainties with respect to trade policies and regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could adversely impact our business and operations and reduce the competitiveness of our products relative to local and global competitors.

There is inherent risk, based on the complex relationships among the United States and the countries in which we and our partners conduct our business, that political, diplomatic and national security factors could lead to global trade restrictions and changes in trade policies and regulations that may adversely affect our business and operations. The United States and other countries have imposed, and may continue to impose, new trade restrictions and regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. While pharmaceutical products have customarily been granted exemptions from tariffs, recent proposals do not contemplate such exemptions. In connection with trade disputes, foreign governments may take retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. Trade restrictions and regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact demand, increase our supply chain complexity and our manufacturing costs, delay development timelines and increase development costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.

Trade disputes, tariffs, trade restrictions and other political tensions between the United States and other countries may exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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
•
we or any of our licensors might not have been the first to make the inventions covered by the patent rights that we own, license or control;
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

Disruptions at the FDA or other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by relevant government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, furloughed critical employees and ceased critical activities. More recently, such agencies, including the FDA, have conducted layoffs and may, from time to time, conduct additional layoffs. If a prolonged government shutdown or significant layoffs occur, it could significantly impact the ability of the FDA and applicable foreign authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Additionally, there has been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs that have been on the market for 7 years and biologics that have been on the market for 11 years covered under Medicare (the “Medicare Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. In August 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Price Negotiation Program is currently subject to legal challenges. In January 2024, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Price Negotiation Program. Further, in December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that, for the first time, includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While the government has not previously exercised march-in rights, it is uncertain if that practice will change under the new framework.

The current presidential administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include: (i) directives to reduce agency workforces, (ii) program cuts, (iii) rescinding a prior executive order tasking CMMI to consider new payment and healthcare models to limit drug spending, (iv) eliminating a prior executive order that directed HHS to establish an AI task force and develop a strategic plan, and (v) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, directing certain federal agencies to enforce existing law regarding hospital and plan price transparency, and standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA's standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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
•
regulatory developments affecting our drug candidates or those of our competitors; and
•
changes in general market and economic conditions, including declines in economic growth, fluctuating inflation, tariffs and trade tensions, higher borrowing rates and adverse changes in liquidity and credit availability.

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

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a breach of fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders;
•
any action asserting a claim against us or any of our directors, officers or other employees arising under any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

10.1*	RAPT Therapeutics, Inc. Inducement Plan

10.2*	Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Stock Option Exercise under the Inducement Plan

10.3*	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the Inducement Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 8, 2025

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)