Form 10-Q
period 2025-06-30
RAPT Therapeutics, Inc.
filed 2025-08-07
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, there were 16,537,794 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$41,886	$169,735
Marketable securities	127,061	61,320
Prepaid expenses and other current assets	3,912	4,181
Total current assets	172,859	235,236
Property and equipment, net	970	1,367
Operating lease right-of-use assets	2,308	3,333
Other assets	2,273	389
Total assets	$178,410	$240,325
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,189	$1,275
Accrued expenses	6,583	9,597
License fees payable	—	35,000
Operating lease liabilities, current	2,205	2,422
Other current liabilities	66	57
Total current liabilities	13,043	48,351
Operating lease liabilities, non-current	959	2,070
Total liabilities	14,002	50,421
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	13	13
Additional paid-in capital	813,734	804,388
Accumulated other comprehensive income	16	50
Accumulated deficit	(649,355)	(614,547)
Total stockholders' equity	164,408	189,904
Total liabilities and stockholders' equity	$178,410	$240,325

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$12,340	$22,640	$24,382	$47,421
General and administrative	7,195	6,690	14,418	14,427
Total operating expenses	19,535	29,330	38,800	61,848
Loss from operations	(19,535)	(29,330)	(38,800)	(61,848)
Other income, net	1,892	1,667	3,992	3,664
Net loss	$(17,643)	$(27,663)	$(34,808)	$(58,184)
Other comprehensive loss:
Unrealized loss on marketable securities	(19)	(37)	(34)	(150)
Total comprehensive loss	$(17,662)	$(27,700)	$(34,842)	$(58,334)
Net loss per share, basic and diluted	$(0.65)	$(5.69)	$(1.29)	$(12.01)
Weighted average number of shares used in computing net loss per share, basic and diluted	26,949,752	4,858,345	26,938,008	4,843,527

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	16,500,835	$13	$804,388	$50	$(614,547)	$189,904
Stock-based compensation	—	—	4,648	—	—	4,648
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(17,165)	(17,165)
Balance at March 31, 2025	16,500,835	13	809,036	35	(631,712)	177,372
Issuances of common stock under employee stock plans	35,234	—	161	—	—	161
Stock-based compensation	—	—	4,537	—	—	4,537
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(17,643)	(17,643)
Balance at June 30, 2025	16,536,069	$13	$813,734	$16	$(649,355)	$164,408

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	4,299,789	$3	$631,611	$103	$(484,682)	$147,035
Issuances of common stock under employee stock plans	4,509	—	67	—	—	67
Issuances of common stock in “at-the-market” offerings, net of issuance costs	45,665	—	8,969	—	—	8,969
Stock-based compensation	—	—	5,398	—	—	5,398
Unrealized loss on marketable securities	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(30,521)	(30,521)
Balance at March 31, 2024	4,349,963	3	646,045	(10)	(515,203)	130,835
Issuances of common stock under employee stock plans	12,972	—	701	—	—	701
Stock-based compensation	—	—	5,384	—	—	5,384
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(27,663)	(27,663)
Balance at June 30, 2024	4,362,935	$3	$652,130	$(47)	$(542,866)	$109,220

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net loss	$(34,808)	$(58,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on marketable securities	(1,533)	(1,731)
Depreciation and amortization	480	619
Stock-based compensation expense	9,185	10,782
Non-cash operating lease expense	1,168	1,168
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,615)	686
Accounts payable, accrued expenses and other current liabilities	(91)	(7,155)
License fees payable	(35,000)	—
Operating lease liabilities	(1,471)	(1,423)
Net cash used in operating activities	(63,685)	(55,238)
Investing activities
Purchase of marketable securities	(138,652)	(34,007)
Proceeds from maturities of marketable securities	74,410	69,211
Purchase of property and equipment	(83)	(104)
Net cash (used in) provided by investing activities	(64,325)	35,100
Financing activities
Proceeds from issuances of common stock in “at-the-market” offerings, net of issuance costs	—	8,969
Proceeds from issuance of common stock under employee stock plans	161	768
Net cash provided by financing activities	161	9,737
Net decrease in cash and cash equivalents	(127,849)	(10,401)
Cash and cash equivalents at beginning of period	169,735	47,478
Cash and cash equivalents at end of period	$41,886	$37,077

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

Liquidity and Management Plans

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2025, the Company incurred a net loss of $34.8 million and used $63.7 million of cash in operations and capital expenditures. At June 30, 2025, the Company had cash and cash equivalents and marketable securities of $168.9 million and working capital of $159.8 million.

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

Reverse Stock Split

On June 16, 2025, the Company effected a 1-for-8 reverse stock split of the Company’s shares of common stock, $0.0001 par value per share, pursuant to an amendment of the Company’s Amended and Restated Certificate of Incorporation approved by the Company’s stockholders at the annual meeting on May 29, 2025 (“2025 Annual Meeting”). All share and per-share data in the accompanying condensed financial statements and related notes have been retroactively adjusted to account for the reverse stock split for all periods presented. Proportionate adjustments have been made to the number of shares of common stock underlying our outstanding equity awards and pre-funded warrants, the number of shares issuable under our equity incentive plans, and other existing agreements, as well as the corresponding exercise price of outstanding equity awards and pre-funded warrants to purchase common stock. The reverse stock split did not affect the par value of the common stock.

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

The CODM assesses performance for the Company’s operating segment and decides how to allocate resources based on the Company’s cash runway and net loss that also is reported on the statements of operations and comprehensive loss as net loss. Net loss is used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheets as total assets. As of June 30, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the United States.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding and the weighted average number of pre-funded warrants outstanding, without consideration of potential dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares and weighted average number of outstanding pre-funded warrants to purchase common stock plus the number of potential dilutive securities outstanding during the period calculated in accordance with the treasury stock method. Diluted net loss per share is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive. The pre-funded warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.008 per share is non-substantive and the shares are issuable for little or no consideration.

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

All of the Company's available-for-sale investments are subject to periodic impairment review. For each available-for-sale investment whose fair value is below its amortized cost, the Company determines if the impairment is a result of a credit-related loss or other factors using both quantitative and qualitative factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If the impairment is a result of a credit-related loss, the Company recognizes an allowance for credit losses. If the impairment is not a result of a credit loss, the Company recognizes the loss in other comprehensive loss.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU No. 2024-03”). In January 2025, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), clarifying the effective date of ASU 2024-03. The two standards require disaggregated disclosures of certain categories of expenses in the notes to the financial statements that are included in expense line items on the face of the income statement in annual and interim periods. The standards are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of June 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$12,252	$—	$—	$12,252
Corporate debt	Level 2	31,084	7	(4)	31,087
Asset-backed securities	Level 2	6,373	2	—	6,375
Commercial paper	Level 2	56,613	—	(2)	56,611
U.S. government agency securities	Level 2	62,365	18	(5)	62,378
Subtotal		168,687	27	(11)	168,703
Less: Cash equivalents		(41,642)	—	—	(41,642)
Marketable securities		$127,045	$27	$(11)	$127,061

		As of December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$152,776	$—	$—	$152,776
Corporate debt	Level 2	17,772	21	(3)	17,790
Asset-backed securities	Level 2	3,820	5	—	3,825
Commercial paper	Level 2	16,795	—	—	16,795
U.S. government agency securities	Level 2	39,743	27	—	39,770
Subtotal		230,906	53	(3)	230,956
Less: Cash equivalents		(169,636)	—	—	(169,636)
Marketable securities		$61,270	$53	$(3)	$61,320

As of June 30, 2025, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. As of June 30, 2025, the Company held marketable securities with an aggregate unrealized loss position of $11,000 that had an aggregate fair value of $52.2 million. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of June 30, 2025.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of June 30, 2025 (in thousands):

June 30, 2025
Maturing in one year or less	$120,016
Maturing after one year through five years	7,045
Total	$127,061

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$7,078	$7,035
Leasehold improvements	3,295	3,295
Computer equipment	688	707
Furniture and fixtures	411	411
Total property and equipment	11,472	11,448
Less accumulated depreciation and amortization	(10,502)	(10,081)
Property and equipment, net	$970	$1,367

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development expenses	$2,361	$1,239
Accrued compensation	3,346	6,723
Accrued professional and consulting services	747	1,493
Other	129	142
Total accrued expenses	$6,583	$9,597

6. Common Stock

As of June 30, 2025, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2025 Equity Incentive Plan, 2019 Equity Incentive Plan and 2015 Stock Plan	3,391,339
Shares available for future grants under the 2025 Inducement Plan	62,500
Shares available for future grants under the 2025 Equity Incentive Plan	1,017,658
Pre-funded warrants issued and outstanding	10,425,428
Shares reserved under the 2019 Employee Stock Purchase Plan	556,346
Total	15,453,271

On August 11, 2023, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 17, 2023, related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. and Leerink Partners LLC. No shares were sold during the three and six months ended June 30, 2025 under the ATM Sales Agreement. No shares were sold during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company sold 45,665 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement for net proceeds of $9.0 million, after deducting commissions and other offering related costs. As of June 30, 2025, $140.6 million of shares of common stock are available for future issuance under the ATM Sales Agreement.

7. Stock-Based Compensation

2025 Inducement Plan

On March 25, 2025, the Company’s board of directors adopted the RAPT Therapeutics, Inc. Inducement Plan (“2025 Inducement Plan”) and reserved 62,500 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of June 30, 2025, no awards had been granted under the 2025 Inducement Plan.

2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Plan”) was adopted by the Company’s board of directors on March 25, 2025 and approved by the Company’s stockholders at the 2025 Annual Meeting on May 29, 2025 (the “2025 Plan Effective Date”). The terms of the 2025 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2025 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2025 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. The total number of shares of the Company’s common stock initially reserved for issuance under the 2025 Plan was equal to the sum of 4,408,997 shares of common stock under the 2025 Plan, consisting of (i) 2,687,500 new shares of common stock reserved for issuance under the 2025 Plan, (ii) 196,798 shares of common stock that remained available for grant under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) as of the 2025 Plan Effective Date, which shares were rolled over into the 2025 Plan under the terms thereof and (iii) up to 1,524,699 shares of common stock subject to outstanding equity awards under the 2019 Plan and the Company’s 2015 Stock Plan (the “2015 Plan”) that, on or after the 2025 Plan Effective Date, may terminate, expire or lapse for any reason without the delivery of shares of common stock to the holder thereof and may potentially be returned due to forfeiture of such prior awards and, as a result, may become available for issuance under the 2025 Plan under the terms thereof. No new awards will be granted under the 2019 Plan on or after the 2025 Plan Effective Date and all outstanding awards previously granted under the 2019 Plan or 2015 Plan will remain outstanding, subject to the terms thereof.

Stock option activity under the 2015 Plan, 2019 Plan and 2025 Plan is set forth below for the six months ended June 30, 2025:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2024	625,337	$167.52	7.2	$1
Stock options granted	2,839,586	8.00
Stock options exercised	—	—
Stock options forfeited	(73,584)	95.37
Balances at June 30, 2025	3,391,339	$35.24	9.3	$1,081

As of June 30, 2025, 1,017,658 shares remained available for issuance under the 2025 Plan.

Amended and Restated 2019 Employee Stock Purchase Plan (as amended and restated, the “Amended ESPP”)

The Company's board of directors adopted the Amended and Restated 2019 Employee Stock Purchase Plan (as amended and restated, the “Amended ESPP”) on March 25, 2025, which was approved by the Company’s stockholders at the 2025 Annual Meeting. The Company’s Amended ESPP removed its evergreen provision and reserved an additional 500,000 shares of common stock for issuance.

Stock-based compensation expense

Total stock-based compensation expense recognized for options and RSUs granted to both employees and non-employees and for the Amended ESPP was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,826	$2,632	$3,699	$5,269
General and administrative	2,711	2,752	5,486	5,513
Total stock-based compensation expense	$4,537	$5,384	$9,185	$10,782

As of June 30, 2025, unrecognized stock-based compensation expense related to outstanding unvested stock options and RSUs that are expected to vest was $41.1 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.8 years.

The Company recorded stock-based compensation expense related to the Amended ESPP of $0.3 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.

Repricing of stock options

On November 12, 2024, the compensation committee of the board of directors approved an option repricing, effective November 13, 2024 (the “Repricing Effective Date”). The repricing generally applied to options to purchase shares of the Company’s common stock that: (i) were granted under the 2019 Plan; (ii) as of the Repricing Effective Date, were held by the Company’s then-current employees and consultants (subject to the caveat below) (each, an “Eligible Participant”); and (iii) had an exercise price per share greater than $64.00 (the “Eligible Options”). The Eligible Options include options held by certain of the Company's executive officers. Options held by non-employee members of the Board were not eligible for the repricing program.

As of the Repricing Effective Date, the exercise price per share of the Eligible Options was reduced, subject to certain retention requirements outlined below, to the closing price per share of the Company’s common stock on the Repricing Effective Date, which was $12.56. If an employee exercises Eligible Options in advance of the end of the retention period as described below, the employee will be required to pay a premium exercise price equal to the original exercise price per share of the Eligible Options. There were no changes to the number of shares underlying the Eligible Options or to the vesting schedules or expiration dates of the Eligible Options.

In order to exercise the Eligible Options at the reduced exercise price, holders of the Eligible Options are required to remain in service with the Company through the end of the relevant retention period. The retention period begins on the Repricing Effective Date and ends on the earliest of the following: (i) the date 12 months following the Repricing Effective Date; (ii) a Change in Control (as defined in the 2019 Plan) if the Eligible Options are not assumed or continued by the successor or acquiror entity (or its parent company) in such Change in Control or substituted for a similar award of the successor or acquiror entity (or its parent company); or (iii) the option holder’s termination of Continuous Service (as defined in the 2019 Plan) (a) due to such individual’s death or disability, (b) by the Company (or successor entity in a Change in Control) other than for Cause (as defined in the applicable 2019 Plan) or (c) due to such option holder’s resignation on or following a Change in Control under certain circumstances.

As of the Repricing Effective Date, the total number of shares underlying the Eligible Options was 0.5 million shares. The effect of the repricing resulted in total incremental stock-based compensation expense of $1.6 million, $0.5 million of which will be recognized on a straight-line basis through the end of the retention period, while the remaining $1.1 million will be recognized on a straight-line basis over the original vesting period for those options that vest after the end of the retention period. The incremental stock-based compensation expense was calculated using the Monte Carlo option-pricing model.

For the three and six months ended June 30, 2025, the Company recognized incremental stock-based compensation expense totaling $0.2 million and $0.5 million, respectively, associated with the option repricing, which is included in general and administrative and research and development expense on the statement of operations.

8. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025		2024
Numerator:
Net loss	$(17,643)	$(27,663)	$(34,808)		$(58,184)
Denominator:
Weighted average shares of common stock	16,524,324	4,358,345	16,512,580		4,343,527
Weighted average pre-funded warrants to purchase common stock	10,425,428	500,000	10,425,428	`	500,000
Weighted-average shares used to compute net loss per share, basic and diluted	26,949,752	4,858,345	26,938,008		4,843,527
Net loss per share, basic and diluted	$(0.65)	$(5.69)	$(1.29)		$(12.01)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2025	2024
Stock options issued and outstanding under the 2019 Plan and 2015 Stock Plan	3,391,339	698,651
Estimated shares issuable under the Amended ESPP	10,261	1,617
Total	3,401,600	700,268

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

Reverse Stock Split

On June 16, 2025, we effected a 1-for-8 reverse stock split of our shares of common stock, $0.0001 par value per share (the “Reverse Stock Split”), pursuant to an amendment of our Amended and Restated Certificate of Incorporation approved by our stockholders at the 2025 Annual Meeting. All share and per-share data in this Quarterly Report on Form 10-Q have been retroactively adjusted to account for the Reverse Stock Split for all periods presented. Proportionate adjustments have been made to the number of shares of common stock underlying our outstanding equity awards and pre-funded warrants, the number of shares issuable under our equity incentive plans, and other existing agreements, as well as the corresponding exercise price of outstanding equity awards and pre-funded warrants. The Reverse Stock Split did not affect the par value of the common stock.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the six months ended June 30, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in planned or ongoing clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued fluctuations in inflation and interest rates, which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present challenges for us.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of June 30, 2025, we had an accumulated deficit of $649.4 million. We incurred net losses of $34.8 million and $58.2 million for the six months ended June 30, 2025 and 2024, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2024, we sold through a private placement to a select group of accredited investors 12,500,000 shares of common stock at a price of $6.80 per share and pre-funded warrants to purchase up to 9,556,500 shares of common stock at a purchase price of $6.7992 per pre-funded warrant, resulting in net proceeds of $143.0 million, after deducting offering expenses (the “Private Placement”). Each pre-funded warrant has an exercise price of $0.0008 per share. Additionally, in August 2023, we filed with the SEC and the SEC declared effective, a shelf registration statement on Form S-3 related to the sale and issuance of up to $450 million of our securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. and Leerink Partners LLC. During the six months ended June 30, 2025, we did not sell any shares of common stock under the ATM Sales Agreement. As of June 30, 2025, there were up to $140.6 million of shares of common stock available for future issuance under the ATM Sales Agreement. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $168.9 million and working capital of $159.8 million.

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

Our research and development expenses decreased during the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 due to the early closure of the zelnecirnon clinical trials and termination of the zelnecirnon program. However, we expect to devote substantial resources towards research and development during the next few years as we seek to conduct clinical trials for RPT904 and advance other programs into clinical development, which we expect to result in increased research and development expenditures as compared to our 2024 research and development expenses, excluding the $35.0 million upfront license fee for RPT904. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025. Our significant accounting policies are also described in “Summary of Significant Accounting Policies” in Note 2 of the accompanying condensed financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$12,340	$22,640	$(10,300)	(45)%
General and administrative	7,195	6,690	505	8%
Total operating expenses	19,535	29,330	(9,795)	(33)%
Loss from operations	(19,535)	(29,330)	9,795	(33)%
Other income, net	1,892	1,667	225	13%
Net loss	$(17,643)	$(27,663)	$10,020	(36)%

Research and Development Expenses

Research and development expenses decreased $10.3 million, or 45%, to $12.3 million for the three months ended June 30, 2025 from $22.6 million for the three months ended June 30, 2024. The decrease in research and development expenses was primarily due to decreases of $7.0 million in development costs related to zelnecirnon, $0.8 million in development costs related to tivumecirnon, $2.9 million in personnel costs, $0.5 million in lab supplies costs, $0.8 million in non-cash stock-based compensation expense and $0.4 million in facilities costs, partially offset by increases of $1.9 million in development costs related to RPT904 and $0.2 million in development costs for early-stage programs.

The following is a comparison of research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
External development expenses:
RPT904	$1,850	$—	$1,850	*
Zelnecirnon	100	7,024	(6,924)	(99)%
Tivumecirnon	1,011	1,843	(832)	(45)%
Other programs	429	249	180	72%
Internal research and development expenses	8,950	13,524	(4,574)	(34)%
Total research and development expenses	$12,340	$22,640	$(10,300)	(45)%

*: percentage not meaningful

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 8%, to $7.2 million for the three months ended June 30, 2025 from $6.7 million for the three months ended June 30, 2024. The increase in general and administrative expenses was primarily due to increases of $0.4 million in consulting costs, and $0.1 million in facilities costs.

Other Income, Net

Other income, net increased $0.2 million, or 13%, to $1.9 million for the three months ended June 30, 2025 from $1.7 million for the three months ended June 30, 2024. The increase was driven primarily by an increase in interest income due to higher invested cash balances for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$24,382	$47,421	$(23,039)	(49)%
General and administrative	14,418	14,427	(9)	*
Total operating expenses	38,800	61,848	(23,048)	(37)%
Loss from operations	(38,800)	(61,848)	23,048	(37)%
Other income, net	3,992	3,664	328	9%
Net loss	$(34,808)	$(58,184)	$23,376	(40)%

*: percentage not meaningful

Research and Development Expenses

Research and development expenses decreased $23.0 million, or 49%, to $24.4 million for the six months ended June 30, 2025 from $47.4 million for the six months ended June 30, 2024. The decrease in research and development expenses was primarily due to decreases of $14.6 million in development costs related to zelnecirnon, $1.7 million in development costs related to tivumecirnon, $6.5 million in personnel costs, $1.2 million in lab supplies costs, $1.6 million in non-cash stock-based compensation expense and $0.7 million in facilities costs, partially offset by increases of $2.9 million in development costs related to RPT904 and $0.3 million in development costs for early-stage programs.

The following is a comparison of research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
External development expenses:
RPT904	$2,913	$—	$2,913	*
Zelnecirnon	288	14,865	(14,577)	(98)%
Tivumecirnon	2,283	4,000	(1,717)	(43)%
Other programs	769	452	317	70%
Internal research and development expenses	18,129	28,104	(9,975)	(35)%
Total research and development expenses	$24,382	$47,421	$(23,039)	(49)%

*: percentage not meaningful

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses were $14.4 million for each of the six months ended June 30, 2025 and 2024. General and administrative expenses were flat primarily due to the decreases of $0.2 million in personnel costs, offset by an increase of $0.2 million in facilities costs.

Other Income, Net

Other income, net increased $0.3 million, or 9%, to $4.0 million for the six months ended June 30, 2025 from $3.7 million for the six months ended June 30, 2024. The increase was driven primarily by an increase in interest income due to higher invested cash balances for the six months ended June 30, 2025.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In December 2024, we closed the Private Placement, resulting in net proceeds of $143.0 million, after deducting offering expenses. During the year ended December 31, 2024, we sold 45,665 shares of common stock under the ATM Sales Agreement for net proceeds of $9.0 million, after deducting sales agent commissions and other offering related costs. As of June 30, 2025, up to $140.6 million of shares of common stock remained available for future issuance under the ATM Sales Agreement. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $168.9 million and working capital of $159.8 million. Our cash equivalents and marketable securities consist of commercial paper, corporate bonds and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of June 30, 2025, we had an accumulated deficit of $649.4 million. In addition, we expect to incur substantial additional costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q.

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

On May 21, 2025, we received a notification letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the average closing bid price of our shares of common stock was below the minimum closing bid price of $1.00 per share during the last 30 consecutive trading days (the “Notice”), as required for continued listing on the Nasdaq under Rule 5450(a)(1) of the Nasdaq’s Listing Rules (the “Rules”).

The Notice had no immediate impact on the listing of our common stock, which continued to be listed and traded on Nasdaq subject to our continued compliance with the other listing requirements of the Rules. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until November 17, 2025 (the “Compliance Date”) to cure the deficiency and regain compliance with the minimum bid price (subject to additional time periods for which we may be eligible). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.

On June 16, 2025, we effected the Reverse Stock Split. One of the purposes of the Reverse Stock Split was to maintain the listing of our common stock on The Nasdaq Global Market. As a result of the Reverse Stock Split, on June 20, 2025, we were notified by NASDAQ that we had regained compliance with the Rules.

Summary Condensed Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(63,685)	$(55,238)
Investing activities	(64,325)	35,100
Financing activities	161	9,737
Net decrease in cash and cash equivalents	$(127,849)	$(10,401)

Cash Used in Operating Activities

Net cash used in operating activities was $63.7 million for the six months ended June 30, 2025, reflecting a net loss of $34.8 million and changes in operating assets and liabilities of $38.2 million, including the $35.0 million payment for the upfront license fee to Jemincare, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $9.3 million.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $64.3 million for the six months ended June 30, 2025, primarily from the purchases of marketable securities of $138.7 million, partially offset by the proceeds from maturities of marketable securities of $74.4 million.

Cash provided by investing activities was $35.1 million for the six months ended June 30, 2024, primarily from the proceeds from maturities of marketable securities of $69.2 million, partially offset by the purchases of marketable securities of $34.0 million and purchase of property and equipment for $0.1 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2025 from net proceeds from our employee stock plans. Net cash provided by financing activities was $9.7 million for the six months ended June 30, 2024, consisting of $9.0 million of net proceeds from the sale of shares under the ATM Sales Agreement and $0.7 million of net proceeds from our employee stock plans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. While our partner Jemincare is conducting clinical trials of RPT904 in China, we have not yet submitted an IND to the FDA and there is no guarantee that FDA or other foreign regulatory authorities will permit us to conduct clinical trials of RPT904. We have successfully completed a Phase 1 clinical trial of tivumecirnon in healthy volunteers and a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors; however, more clinical trials are needed. There is no guarantee that the FDA will permit us to conduct additional clinical trials of tivumecirnon or conduct trials of any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of any of our clinical trials and cannot predict if the FDA or other foreign regulatory authorities will accept our proposed clinical programs, or if the outcome of any preclinical studies or clinical trials will ultimately support the further development of tivumecirnon or any other potential drug candidates. For example, in 2024, clinical holds were placed on our Phase 2 clinical trials of zelnecirnon following an SAE of liver failure in one patient in one of the trials; we subsequently stopped the zelnecirnon program based on feedback from the FDA. There can be no guarantee that we will not be required to stop, either temporarily or permanently, any other clinical trials as a result of similar events relating to any other current or potential future drug candidates.

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

Since our inception, we have devoted substantially all of our resources to research and development, including preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $34.8 million and $58.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $649.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

As of June 30, 2025 we had $168.9 million in cash and cash equivalents and marketable securities. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

As of June 30, 2025, we had 61 full-time employees. Our focus on the development of current and potential future drug candidates will require adequate staffing. We will need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, in August 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare reform measures will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further, the Budget Control Act of 2011, among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032.

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

The current presidential administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals, for example, include: (i) reducing agency workforces and cutting programs, (ii) rescinding a prior executive order tasking CMMI to consider new payment and healthcare models to limit drug spending, (iii) eliminating a prior executive order that directed HHS to establish an AI task force and develop a strategic plan, (iv) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products, (v) imposing tariffs on imported pharmaceutical products, and (vi) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency, and standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Reverse Stock Split may not achieve its intended results, and the market price of our common stock may be negatively impacted.

The ultimate effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the benefits we expect. We cannot assure you that the Reverse Stock Split will result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.

In addition, the Reverse Stock Split also reduced the total number of outstanding shares of common stock, which may lead to reduced trading for our common stock, which is already generally thinly traded and increased volatility. In addition, the Reverse Stock Split has increased the number of stockholders who own “odd lots” (less than 100 shares) of our common stock, who may experience an increase in the cost of selling their shares and greater difficulty in effecting such sales.

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

Holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction.

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

Our ability to use our net operating loss carryforwards (“NOLs”) and certain other tax attributes is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Business,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs and certain other tax attributes. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOLs generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Federal NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the federal tax laws.

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

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, repealed or modified at any time. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. For instance, for certain research and experimental expenses incurred in tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act required the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. The OBBBA restored the tax deductibility of research and experimental expenses incurred in the United States in the year incurred for tax years beginning after December 31, 2024. We are evaluating the potential impact that this and other changes under the OBBBA may have on our business. In addition, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. It is uncertain if and to what extent various states will conform to federal tax laws. Changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future tax expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	11/04/19

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-38997	3.1	06/13/2025

3.3	Amended and Restated Bylaws	8-K	001-38997	3.2	11/04/19

10.1*	RAPT Therapeutics, Inc. 2025 Equity Incentive Plan

10.2*	Form of Stock Option Agreement and Grant Notice for RAPT Therapeutics, Inc. 2025 Equity Incentive Plan

10.3*	Form of Restricted Stock Unit Award Agreement and Grant Notice for RAPT Therapeutics, Inc. 2025 Equity Incentive Plan

10.4*	RAPT Therapeutics, Inc. Amended and Restated 2019 Employee Stock Purchase Plan

10.5*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 7, 2025

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)