Form 10-Q
period 2025-09-30
RAPT Therapeutics, Inc.
filed 2025-11-06
CIK 1673772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, there were 27,710,871 shares of the registrant’s common stock outstanding.

RAPT THERAPEUTICS, INC.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
estimates of our total addressable markets, future revenue, expenses, capital requirements, cash runway and our needs for additional financing;

•
the initiation, cost, timing, progress and results of research and development activities, preclinical studies and clinical trials with respect to ozureprubart (formerly RPT904), tivumecirnon and other potential future drug candidates;

•
our ability to identify, develop and commercialize drug candidates;

•
our ability to advance ozureprubart, tivumecirnon or other future drug candidates into, and successfully complete, preclinical studies and clinical trials;

•
our ability to obtain and maintain regulatory approval of ozureprubart, tivumecirnon or other future drug candidates, and any related restrictions, limitations and/or warnings in the label of an approved drug candidate;

•
our ability to obtain funding for our operations and the sufficiency of such funding to support our operations;

•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements;

•
our ability to obtain and maintain intellectual property protection for our technology and any of our drug candidates;

•
our ability to successfully commercialize any of our drug candidates;

•
the rate and degree of market acceptance of any of our drug candidates, including the ability of ozureprubart, if approved, to compete with other marketed products;

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

These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAPT THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$37,930	$169,735
Marketable securities	119,414	61,320
Prepaid expenses and other current assets	3,701	4,181
Total current assets	161,045	235,236
Property and equipment, net	765	1,367
Operating lease right-of-use assets	1,883	3,333
Other assets	2,046	389
Total assets	$165,739	$240,325
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,102	$1,275
Accrued expenses	9,008	9,597
License fees payable	—	35,000
Operating lease liabilities, current	2,209	2,422
Other current liabilities	56	57
Total current liabilities	13,375	48,351
Operating lease liabilities, non-current	387	2,070
Total liabilities	13,762	50,421
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	2	13
Additional paid-in capital	818,810	804,388
Accumulated other comprehensive income	100	50
Accumulated deficit	(666,935)	(614,547)
Total stockholders' equity	151,977	189,904
Total liabilities and stockholders' equity	$165,739	$240,325

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$12,034	$13,340	$36,416	$60,761
General and administrative	7,337	6,448	21,755	20,875
Total operating expenses	19,371	19,788	58,171	81,636
Loss from operations	(19,371)	(19,788)	(58,171)	(81,636)
Other income, net	1,791	1,356	5,783	5,020
Net loss	$(17,580)	$(18,432)	$(52,388)	$(76,616)
Other comprehensive income:
Unrealized gain on marketable securities	84	154	50	4
Total comprehensive loss	$(17,496)	$(18,278)	$(52,338)	$(76,612)
Net loss per share, basic and diluted	$(0.65)	$(3.79)	$(1.94)	$(15.80)
Weighted average number of shares used in computing net loss per share, basic and diluted	26,963,107	4,862,935	26,946,491	4,850,066

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	16,500,835	$13	$804,388	$50	$(614,547)	$189,904
Stock-based compensation	—	—	4,648	—	—	4,648
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(17,165)	(17,165)
Balance at March 31, 2025	16,500,835	13	809,036	35	(631,712)	177,372
Issuances of common stock under employee stock plans	35,234	—	161	—	—	161
Stock-based compensation	—	—	4,537	—	—	4,537
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(17,643)	(17,643)
Balance at June 30, 2025	16,536,069	13	813,734	16	(649,355)	164,408
Issuances of common stock under employee stock plans	3,511	(11)	47	—	—	36
Exercise of pre-funded warrants	315,778	—	—	—	—	—
Stock-based compensation	—	—	5,029	—	—	5,029
Unrealized gain on marketable securities	—	—	—	84	—	84
Net loss	—	—	—	—	(17,580)	(17,580)
Balance at September 30, 2025	16,855,358	$2	$818,810	$100	$(666,935)	$151,977

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	4,299,789	$3	$631,611	$103	$(484,682)	$147,035
Issuances of common stock under employee stock plans	4,509	—	67	—	—	67
Issuances of common stock in “at-the-market” offerings, net of issuance costs	45,665	—	8,969	—	—	8,969
Stock-based compensation	—	—	5,398	—	—	5,398
Unrealized loss on marketable securities	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(30,521)	(30,521)
Balance at March 31, 2024	4,349,963	3	646,045	(10)	(515,203)	130,835
Issuances of common stock under employee stock plans	12,972	—	701	—	—	701
Stock-based compensation	—	—	5,384	—	—	5,384
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(27,663)	(27,663)
Balance at June 30, 2024	4,362,935	3	652,130	(47)	(542,866)	109,220
Stock-based compensation	—	—	4,564	—	—	4,564
Unrealized gain on marketable securities	—	—	—	154	—	154
Net loss	—	—	—	—	(18,432)	(18,432)
Balance at September 30, 2024	4,362,935	$3	$656,694	$107	$(561,298)	$95,506

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net loss	$(52,388)	$(76,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on marketable securities	(2,268)	(2,283)
Depreciation and amortization	685	916
Stock-based compensation expense	14,214	15,346
Non-cash operating lease expense	1,646	1,752
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,177)	1,709
Accounts payable, accrued expenses and other current liabilities	237	(11,549)
License fees payable	(35,000)	—
Operating lease liabilities	(2,092)	(2,135)
Net cash used in operating activities	(76,143)	(72,860)
Investing activities
Purchase of marketable securities	(186,395)	(51,416)
Proceeds from maturities of marketable securities	130,619	105,082
Purchase of property and equipment	(83)	(121)
Net cash (used in) provided by investing activities	(55,859)	53,545
Financing activities
Proceeds from issuances of common stock in “at-the-market” offerings, net of issuance costs	—	8,969
Proceeds from issuance of common stock under employee stock plans	197	768
Net cash provided by financing activities	197	9,737
Net decrease in cash and cash equivalents	(131,805)	(9,578)
Cash and cash equivalents at beginning of period	169,735	47,478
Cash and cash equivalents at end of period	$37,930	$37,900

See accompanying notes to condensed financial statements.

RAPT THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization

Description of the Business

RAPT Therapeutics, Inc. (“RAPT” or the “Company”) is a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing novel therapies for patients living with inflammatory and immunological diseases. The Company's lead drug candidate, ozureprubart (formerly RPT904), is a half-life extended monoclonal antibody designed to bind free human immunoglobulin E (“IgE”), a key driver of several allergic diseases. In October 2025, the Company initiated a Phase 2b clinical trial of ozureprubart in food allergy. The Company’s oncology drug candidate, tivumecirnon, is an oral small-molecule C-C motif chemokine receptor 4 (“CCR4”) antagonist designed to selectively inhibit the migration of immunosuppressive regulatory T cells into tumors. In November 2024, the Company ceased development of zelnecirnon, its small molecule CCR4 antagonist for inflammatory disease. The Company is currently pursuing different novel CCR4 antagonists, which the Company believes may have improved safety margins. The Company is located in South San Francisco, California.

Liquidity and Management Plans

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2025, the Company incurred a net loss of $52.4 million and used $76.1 million of cash in operations and capital expenditures. At September 30, 2025, the Company had cash and cash equivalents and marketable securities of $157.3 million and working capital of $147.7 million. In addition, in October 2025, the Company completed an underwritten public offering of 8,333,334 shares of common stock at a price of $30.00 per share for net proceeds of approximately $234.4 million, after deducting underwriting discounts and commissions and offering-related expenses. See Note 9, Subsequent Events, for additional information.

The Company plans to continue to incur substantial costs in order to conduct research and development activities, and additional capital will be needed to undertake these activities. The Company intends to raise such capital through the issuance of additional equity, borrowings or strategic alliances with other companies. However, if such arrangements are not available at adequate levels or on acceptable terms, the Company would be required to significantly reduce operating expenses and delay or reduce the scope of or eliminate some of its development programs. The Company believes that its current cash and cash equivalents and marketable securities will provide sufficient funds to enable it to meet its obligations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. The Company’s evaluation was based on the facts known as of such date.

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

The CODM assesses performance for the Company’s operating segment and decides how to allocate resources based on the Company’s cash runway and net loss that also is reported on the statements of operations and comprehensive loss as net loss. Net loss is used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheets as total assets. As of September 30, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the United States.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding and the weighted average number of pre-funded warrants outstanding, without consideration of potential dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares and weighted average number of outstanding pre-funded warrants to purchase common stock plus the number of potential dilutive securities outstanding during the period calculated in accordance with the treasury stock method. Diluted net loss per share is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive. The pre-funded warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0008 per share is non-substantive and the shares are issuable for little or no consideration.

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

Cash equivalents and marketable securities, all of which are classified as available-for-sale securities and measured at fair value on a recurring basis, consisted of the following (in thousands):

		As of September 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$6,505	$—	$—	$6,505
Corporate debt	Level 2	27,270	24	—	27,294
Asset-backed securities	Level 2	6,368	6	—	6,374
Commercial paper	Level 2	56,579	6	—	56,585
U.S. government agency securities	Level 2	60,216	66	(2)	60,280
Subtotal		156,938	102	(2)	157,038
Less: Cash equivalents		(37,624)	—	—	(37,624)
Marketable securities		$119,314	$102	$(2)	$119,414

		As of December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Financial assets:
Money market funds	Level 1	$152,776	$—	$—	$152,776
Corporate debt	Level 2	17,772	21	(3)	17,790
Asset-backed securities	Level 2	3,820	5	—	3,825
Commercial paper	Level 2	16,795	—	—	16,795
U.S. government agency securities	Level 2	39,743	27	—	39,770
Subtotal		230,906	53	(3)	230,956
Less: Cash equivalents		(169,636)	—	—	(169,636)
Marketable securities		$61,270	$53	$(3)	$61,320

As of September 30, 2025, the unrealized losses on the Company’s securities that were in an unrealized loss position were caused by interest rate changes and were not attributable to credit losses. As of September 30, 2025, the Company held marketable securities with an aggregate unrealized loss position of $3,000 that had an aggregate fair value of $13.4 million. The Company does not intend to sell the securities that are in an unrealized loss position and the Company believes it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities as of September 30, 2025.

The following table presents the remaining contractual maturities of the Company’s marketable securities as of September 30, 2025 (in thousands):

September 30, 2025
Maturing in one year or less	$111,347
Maturing after one year through five years	8,067
Total	$119,414

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$6,759	$7,035
Leasehold improvements	3,295	3,295
Computer equipment	681	707
Furniture and fixtures	411	411
Total property and equipment	11,146	11,448
Less accumulated depreciation and amortization	(10,381)	(10,081)
Property and equipment, net	$765	$1,367

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development expenses	$4,434	$1,239
Accrued compensation	4,185	6,723
Accrued professional and consulting services	292	1,493
Other	97	142
Total accrued expenses	$9,008	$9,597

6. Common Stock

As of September 30, 2025, the Company had reserved the following shares of common stock for future issuance:

Options issued and outstanding under the 2025 Equity Incentive Plan, 2019 Equity Incentive Plan and 2015 Stock Plan	3,368,813
Shares available for future grants under the 2025 Inducement Plan	62,500
Shares available for future grants under the 2025 Equity Incentive Plan	1,036,672
Pre-funded warrants issued and outstanding	10,109,623
Shares reserved under the 2019 Employee Stock Purchase Plan	556,346
Total	15,133,954

During the three and nine months ended September 30, 2025, the Company issued 315,778 shares of common stock upon the exercise of pre-funded warrants. No warrants were exercised during the three and nine months ended September 30, 2024. In October 2025, the Company issued 2,492,404 shares of common stock upon the exercise of pre-funded warrants from the December 2024 financing. As of the filing date of this report on Form 10-Q, there were an aggregate of 7,617,203 pre-funded warrants outstanding and exercisable into an equivalent number of shares of the Company's common stock.

In August 2023, the Company filed a shelf registration statement on Form S-3 with the SEC related to the sale and issuance of up to $450 million of the Company’s securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. and Leerink Partners LLC. No shares were sold during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024 under the ATM Sales Agreement. During the nine months ended September 30, 2024, the Company sold 45,665 shares of common stock in “at-the-market” offerings pursuant to the ATM Sales Agreement for net proceeds of $9.0 million, after deducting commissions and other offering related costs. As of September 30, 2025, $140.6 million of shares of common stock are available for future issuance under the ATM Sales Agreement.

7. Stock-Based Compensation

2025 Inducement Plan

On March 25, 2025, the Company’s board of directors adopted the RAPT Therapeutics, Inc. Inducement Plan (“2025 Inducement Plan”) and reserved 62,500 shares of the Company's common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2025, no awards had been granted under the 2025 Inducement Plan.

2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Plan”) was adopted by the Company’s board of directors on March 25, 2025 and approved by the Company’s stockholders at the 2025 Annual Meeting on May 29, 2025 (the “2025 Plan Effective Date”). The terms of the 2025 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2025 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2025 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. The total number of shares of the Company’s common stock initially reserved for issuance under the 2025 Plan was equal to 4,408,997 shares of common stock, consisting of (i) 2,687,500 new shares of common stock reserved for issuance under the 2025 Plan, (ii) 196,798 shares of common stock that remained available for grant under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) as of the 2025 Plan Effective Date, which shares were rolled over into the 2025 Plan under the terms thereof and (iii) up to 1,524,699 shares of common stock subject to outstanding equity awards under the 2019 Plan and the Company’s 2015 Stock Plan (the “2015 Plan”) that, on or after the 2025 Plan Effective Date, may terminate, expire or lapse for any reason without the delivery of shares of common stock to the holder thereof and may potentially be returned due to forfeiture of such prior awards and, as a result, may become available for issuance under the 2025 Plan under the terms thereof. In addition, the number of shares reserved for issuance under the 2025 Plan will automatically increase on January 1 of each year, commencing on January 1, 2026 and ending on (and including) January 1, 2030, in an amount equal to 5% of the total number of shares of all classes of common stock plus the total number of pre-funded warrants outstanding on the immediately preceding December 31. Following the 2025 Plan Effective Date, no new awards will be granted under the 2019 Plan and all outstanding awards previously granted under the 2019 Plan or 2015 Plan remain outstanding, subject to the terms thereof.

Stock option activity under the 2015 Plan, 2019 Plan and 2025 Plan is set forth below for the nine months ended September 30, 2025:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price Per	Term	Value
	Outstanding	Share	(Years)	(in thousands)
Balances at December 31, 2024	625,337	$167.52	7.2	$1
Stock options granted	2,859,986	8.00
Stock options exercised	(3,511)	9.12
Stock options forfeited	(112,999)	74.09
Balances at September 30, 2025	3,368,813	$34.92	9.0	$49,780

As of September 30, 2025, 1,036,672 shares remained available for issuance under the 2025 Plan.

Amended and Restated 2019 Employee Stock Purchase Plan (as amended and restated, the “Amended ESPP”)

The Company's board of directors adopted the Amended and Restated 2019 Employee Stock Purchase Plan (as amended and restated, the “Amended ESPP”) on March 25, 2025, which was approved by the Company’s stockholders at the 2025 Annual Meeting. The Amended ESPP removed the prior evergreen provision and reserved an additional 500,000 shares of common stock for issuance.

Stock-based compensation expense

Total stock-based compensation expense recognized for options granted to both employees and non-employees and for the Amended ESPP was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,907	$1,988	$5,606	$7,257
General and administrative	3,122	2,576	8,608	8,089
Total stock-based compensation expense	$5,029	$4,564	$14,214	$15,346

As of September 30, 2025, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was $36.1 million. This unrecognized stock-based compensation expense is expected to be recognized over 2.6 years.

The Company recorded stock-based compensation expense related to the Amended ESPP of $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

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

For the three and nine months ended September 30, 2025, the Company recognized incremental stock-based compensation expense totaling $0.2 million and $0.7 million, respectively, associated with the option repricing, which is included in general and administrative and research and development expense on the statement of operations.

8. Net Loss Per Share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(17,580)	$(18,432)	$(52,388)	$(76,616)
Denominator:
Weighted average shares of common stock	16,700,721	4,362,935	16,575,610	4,350,066
Weighted average pre-funded warrants to purchase common stock	10,262,386	500,000	10,370,881	500,000
Weighted-average shares used to compute net loss per share, basic and diluted	26,963,107	4,862,935	26,946,491	4,850,066
Net loss per share, basic and diluted	$(0.65)	$(3.79)	$(1.94)	$(15.80)

Potential dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2025	2024
Stock options issued and outstanding under the 2025 Plan, 2019 Plan and 2015 Stock Plan	3,368,813	652,140
Estimated shares issuable under the Amended ESPP	15,390	2,598
Total	3,384,203	654,738

9. Subsequent Events

In October 2025, the Company completed an underwritten public offering of 8,333,334 shares of common stock pursuant to an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC, TD Securities (USA) LLC, Guggenheim Securities, LLC, Wells Fargo Securities, LLC and LifeSci Capital LLC, as representatives of the several underwriters set forth therein (collectively, the “Underwriters”). The price to the public in the offering was $30.00 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $28.20 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days from the date thereof, to purchase up to an additional 1,250,000 shares of common stock. The Company received net proceeds from the offering of approximately $234.4 million, after deducting underwriting discounts and commissions and offering-related expenses The net proceeds received from the public offering were recorded as additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025. This discussion includes forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the section titled “Risk Factors” in this report. See “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage immunology-based biopharmaceutical company focused on discovering, developing and commercializing novel therapies for patients living with inflammatory and immunological diseases. Our lead drug candidate, ozureprubart (formerly RPT904), is a half-life extended monoclonal antibody (“mAb”) designed to bind free human immunoglobin E (“IgE”), a key driver of several allergic diseases.

In December 2024, we entered into an exclusive license agreement (the “Jeyou License Agreement”) with Shanghai Jeyou Pharmaceutical Co., Ltd. (“Jeyou”, formerly Shanghai Jemincare Pharmaceutical Co., Ltd.), an affiliate of Jiangxi Jemincare Group Co., Ltd., under which we have exclusive rights to develop and commercialize ozureprubart worldwide, excluding mainland China, Hong Kong, Macau and Taiwan (together, the “Jeyou Territory”) and non-exclusive rights to develop and manufacture ozureprubart in the Jeyou Territory for the purpose of commercializing ozureprubart worldwide outside of the Jeyou Territory. Pursuant to the Jeyou License Agreement, our exclusive license includes one pending U.S. patent application directed to ozureprubart and ten corresponding pending patent applications in Australia, Brazil, Canada, Europe (European Patent Convention), Israel, India, Japan, South Korea, New Zealand and Singapore, and our non-exclusive license for development and manufacturing purposes includes three corresponding patents or pending patent applications in China, Hong Kong and Taiwan. We believe ozureprubart could offer patients a potentially improved therapeutic option compared to omalizumab (Xolair®), an anti-IgE antibody approved for asthma, chronic spontaneous urticaria (“CSU”), chronic rhinosinusitis with nasal polyps and food allergy. In a Phase 1 clinical trial conducted by Jeyou comparing ozureprubart and omalizumab, the median half-life of ozureprubart was more than two times that of omalizumab at the same dose, and ozureprubart demonstrated deeper and more sustained reduction of free IgE and higher total IgE accumulation compared to omalizumab at the same dose. We plan to pursue clinical development of ozureprubart initially in food allergy and CSU.

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

Recent Developments

Topline Data from Jeyou’s Phase 2 Trial of ozureprubart in CSU

In October 2025, we and Jeyou announced positive topline data from Jeyou’s Phase 2 trial of ozureprubart (JYB1904) (the “Phase 2 Trial”) as monotherapy in CSU. The Phase 2 Trial, which was conducted in China, was designed to evaluate the safety and efficacy of ozureprubart at dosing intervals of 8 weeks (“Q8W”) and 12 weeks (“Q12W”) compared to omalizumab dosed every 4 weeks (“Q4W”). The Phase 2 Trial was not a formal non-inferiority study and no statistical hypothesis was tested. The data from the Phase 2 Trial indicated that ozureprubart dosed Q8W or Q12W had comparable efficacy and safety results to omalizumab dosed Q4W. We and

Jeyou believe these results warrant advancing ozureprubart to phase 3 development, and we plan to discuss our next steps regarding development for CSU with the FDA and other regulatory authorities.

The randomized, double-blind Phase 2 Trial enrolled 137 adult patients with CSU inadequately controlled by H1 antihistamines for a 16-week treatment period with patients randomized 1:1:1 across three arms. Patients randomized to the ozureprubart Q8W arm received 300 mg subcutaneously (“SC”) at Week 0 and Week 8, while patients randomized to the ozureprubart Q12W arm received a single 300 mg SC dose at Week 0 (to represent a dosing interval of at least every 12 weeks). Patients randomized to the omalizumab Q4W arm received 300 mg SC at Weeks 0, 4, 8 and 12. The primary endpoint was change from baseline in the seven-day urticaria activity score (“UAS7”) at Weeks 8, 12 and 16, and a key secondary endpoint was the proportion of patients with UAS7=0 at Weeks 8, 12 and 16. After the initial 16-week treatment period, patients were followed for an additional 16 weeks without additional treatment. The topline data reported herein are from the initial 16-week treatment period.

The data from both the ozureprubart Q8W and Q12W treatment arms showed numerically greater improvement on the UAS7 endpoint and numerically higher proportion of patients with UAS7=0 at all timepoints (Weeks 8, 12 and 16) compared to omalizumab Q4W. The mean baseline UAS7 scores in the ozureprubart Q8W, Q12W and omalizumab Q4W arms were 28.7 (±7.2), 28.9 (±6.6) and 28.8 (±7.9), respectively.

The mean baseline UAS7 scores (±SD) in the ozureprubart Q8W, Q12W and omalizumab Q4W arms were 28.7 (±7.2), 28.9 (±6.6) and 28.8 (±7.9), respectively. The least squares mean change from baseline in UAS7 (and 95% confidence interval) at the three time points were:

	ozureprubart Q8W (N=46)	ozureprubart Q12W (N=46)	omalizumab Q4W (N=45)
Week 8	-20.51 (-23.88, -17.13)	-21.05 (-24.42, -17.67)	-17.00 (-20.39, -13.61)
Week 12	-22.14 (-25.46, -18.82)	-21.73 (-25.04, -18.43)	-18.51 (-21.83, -15.18)
Week 16	-23.20 (-26.49, -19.91)	-22.16 (-25.43, -18.89)	-19.14 (-22.43, -15.86)

The proportion of patients (as a percentage) with UAS7=0 (and 95% confidence interval) at the three time points were:

	ozureprubart Q8W (N=46)	ozureprubart Q12W (N=46)	omalizumab Q4W (N=45)
Week 8	32.61 (19.53, 48.02)	32.61 (19.53, 48.02)	31.11 (18.17, 46.65)
Week 12	36.96 (23.21, 52.45)	39.13 (25.09, 54.63)	24.44 (12.88, 39.54)
Week 16	45.65 (30.90, 60.99)	43.48 (28.93, 58.89)	33.33 (20.00, 48.95)

In the Phase 2 Trial, ozureprubart was well tolerated with no SAEs related to study drug and no treatment-related adverse events resulting in treatment discontinuation.

Underwritten Public Offering

In October 2025, we completed an underwritten public offering of 8,333,334 shares of common stock pursuant to an underwriting agreement (the “Underwriting Agreement”), dated October 21, 2025, with Leerink Partners LLC, TD Securities (USA) LLC, Guggenheim Securities, LLC, Wells Fargo Securities, LLC and LifeSci Capital LLC, as representatives of the several underwriters set forth therein (collectively, the “Underwriters”). The price to the public in the offering was $30.00 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $28.20 per share. Under the terms of the Underwriting Agreement, we also granted the Underwriters an option, exercisable for 30 days from the date thereof, to purchase up to an additional 1,250,000 shares of common stock. We received net proceeds from the offering of $234.4 million, after deducting underwriting discounts and commissions and offering-related expenses.

Initiation of prestIgE Phase 2 Clinical Trial in Food Allergy

In October 2025, we initiated the randomized double-blind placebo-controlled prestIgE Phase 2b trial in food allergy designed to evaluate the safety and efficacy of ozureprubart dosed every 8 weeks (Q8W) and every 12 weeks (Q12W).

Reverse Stock Split

On June 16, 2025, we effected a 1-for-8 reverse stock split of our shares of common stock, $0.0001 par value per share (the “Reverse Stock Split”), pursuant to an amendment of our Amended and Restated Certificate of Incorporation approved by our stockholders at the 2025 Annual Meeting of Stockholders. All share and per-share data in this Quarterly Report on Form 10-Q have been retroactively adjusted to account for the Reverse Stock Split for all periods presented. Proportionate adjustments have been made to the number of shares of common stock underlying our outstanding equity awards and pre-funded warrants, the number of shares issuable under our equity incentive plans, and other existing agreements, as well as the corresponding exercise price of outstanding equity awards and pre-funded warrants. The Reverse Stock Split did not affect the par value of the common stock.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the nine months ended September 30, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in planned or ongoing clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued fluctuations in inflation and interest rates, which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present challenges for us.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities and establishing our corporate infrastructure. As a result, we have incurred net losses since inception. As of September 30, 2025, we had an accumulated deficit of $666.9 million. We incurred net losses of $52.4 million and $76.6 million for the nine months ended September 30, 2025 and 2024, respectively. We do not expect to generate product revenue unless and until we obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant product revenue or profits.

Since inception, we have financed our operations primarily through the sale of equity securities. In October 2025, we completed an underwritten public offering of 8,333,334 shares of common stock at price of $30.00 per share for net proceeds of approximately $234.4 million, after deducting underwriting discounts and commissions and offering-related expenses. In December 2024, we sold through a private placement to a select group of accredited investors 12,500,000 shares of common stock at a price of $6.80 per share and pre-funded warrants to purchase up to 9,556,500 shares of common stock at a purchase price of $6.7992 per pre-funded warrant, resulting in net proceeds of $143.0 million, after deducting offering expenses (the “Private Placement”). Each pre-funded warrant has an exercise price of $0.0008 per share. Additionally, in August 2023, we filed with the SEC and the SEC declared effective, a shelf registration statement on Form S-3 related to the sale and issuance of up to $450 million of our securities, including up to $150 million of shares of common stock that may be offered and sold from time to time in one or more “at-the-market” offerings pursuant to the ATM Sales Agreement with Cantor Fitzgerald & Co. and Leerink Partners LLC. During the nine months ended September 30, 2025, we did not sell any shares of common stock under the ATM Sales Agreement. As of September 30, 2025, there were up to $140.6 million of shares of common stock available for future issuance under the ATM Sales Agreement. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $157.3 million and working capital of $147.7 million.

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

Our research and development expenses decreased during the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 due to the early closure of the zelnecirnon clinical trials and termination of the zelnecirnon program. However, we expect to devote substantial resources towards research and development during the next few years as we seek to conduct clinical trials for ozureprubart and advance other programs into clinical development, which we expect to result in increased research and development expenditures as compared to 2024, excluding the $35.0 million upfront license fee for ozureprubart. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025. Our significant accounting policies are also described in “Summary of Significant Accounting Policies” in Note 2 of the accompanying condensed financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$12,034	$13,340	$(1,306)	(10)%
General and administrative	7,337	6,448	889	14%
Total operating expenses	19,371	19,788	(417)	(2)%
Loss from operations	(19,371)	(19,788)	417	(2)%
Other income, net	1,791	1,356	435	32%
Net loss	$(17,580)	$(18,432)	$852	(5)%

Research and Development Expenses

Research and development expenses decreased $1.3 million, or 10%, to $12.0 million for the three months ended September 30, 2025 from $13.3 million for the three months ended September 30, 2024. The decrease in research and development expenses was primarily due to decreases of $1.8 million in development costs related to zelnecirnon, $1.2 million in development costs related to tivumecirnon, $1.6 million in personnel costs, $0.4 million in lab supplies costs, $0.1 million in non-cash stock-based compensation expense and $0.5 million in facilities costs, partially offset by increases of $3.5 million in development costs related to ozureprubart, $0.7 million in development costs for early-stage programs and $0.1 million in consulting costs.

The following is a comparison of research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
External development expenses:
Ozureprubart (formerly RPT904)	$3,514	$—	$3,514	*
Zelnecirnon	40	1,836	(1,796)	(98)%
Tivumecirnon	71	1,302	(1,231)	(95)%
Other programs	721	46	675	1467%
Internal research and development expenses	7,688	10,156	(2,468)	(24)%
Total research and development expenses	$12,034	$13,340	$(1,306)	(10)%

*: percentage not meaningful

As previously disclosed, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 14%, to $7.3 million for the three months ended September 30, 2025 from $6.4 million for the three months ended September 30, 2024. The increase in general and administrative expenses was primarily due to increases of $0.5 million in non-cash stock-based compensation expense, $0.2 in consulting costs, and $0.2 million in facilities costs.

Other Income, Net

Other income, net increased $0.4 million, or 32%, to $1.8 million for the three months ended September 30, 2025 from $1.4 million for the three months ended September 30, 2024. The increase was driven primarily by an increase in interest income due to higher invested cash balances for the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$36,416	$60,761	$(24,345)	(40)%
General and administrative	21,755	20,875	880	4%
Total operating expenses	58,171	81,636	(23,465)	(29)%
Loss from operations	(58,171)	(81,636)	23,465	(29)%
Other income, net	5,783	5,020	763	15%
Net loss	$(52,388)	$(76,616)	$24,228	(32)%

Research and Development Expenses

Research and development expenses decreased $24.3 million, or 40%, to $36.4 million for the nine months ended September 30, 2025 from $60.8 million for the nine months ended September 30, 2024. The decrease in research and development expenses was primarily due to decreases of $16.4 million in development costs related to zelnecirnon, $2.9 million in development costs related to tivumecirnon, $8.1 million in personnel costs, $1.6 million in lab supplies costs, $1.7 million in non-cash stock-based compensation expense and $1.3 million in facilities costs, partially offset by increases of $6.4 million in development costs related to ozureprubart, $1.0 million in development costs for early-stage programs and $0.3 million in consulting costs.

The following is a comparison of research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
External development expenses:
Ozureprubart (formerly RPT904)	$6,427	$—	$6,427	*
Zelnecirnon	328	16,701	(16,373)	(98)%
Tivumecirnon	2,354	5,302	(2,948)	(56)%
Other programs	1,490	498	992	199%
Internal research and development expenses	25,817	38,260	(12,443)	(33)%
Total research and development expenses	36,416	60,761	(24,345)	(40)%

*: percentage not meaningful

As previously noted, we do not track our internal research and development expenses by drug candidate, as the related efforts and their costs are typically spread across multiple drug candidates.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 4%, to $21.8 million for the nine months ended September 30, 2025 from $20.9 million for the nine months ended September 30, 2024. General and administrative expenses increased primarily due to the increases of $0.7 million in facilities costs, $0.5 million in non-cash stock-based compensation expense and $0.2 million in consulting costs, partially offset by a decrease of $0.5 million in personnel costs.

Other Income, Net

Other income, net increased $0.8 million, or 15%, to $5.8 million for the nine months ended September 30, 2025 from $5.0 million for the nine months ended September 30, 2024. The increase was driven primarily by an increase in interest income due to higher invested cash balances for the nine months ended September 30, 2025.

Liquidity and Capital Resources; Plan of Operations

Since inception, we have financed our operations primarily through the sale of equity securities. In October 2025, we completed an underwritten public offering of 8,333,334 shares of common stock at price of $30.00 per share for net proceeds of approximately $234.4 million, after deducting underwriting discounts and commissions and offering-related expenses. In December 2024, we closed the Private Placement, resulting in net proceeds of $143.0 million, after deducting offering expenses. During the year ended December 31, 2024, we sold 45,665 shares of common stock under the ATM Sales Agreement for net proceeds of $9.0 million, after deducting sales agent commissions and other offering related costs. As of September 30, 2025, up to $140.6 million of shares of common stock remained available for future issuance under the ATM Sales Agreement. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $157.3 million and working capital of $147.7 million. Our cash equivalents and marketable securities consist of commercial paper, corporate bonds and U.S. government agency securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Since inception, we have incurred net losses and negative cash flows from operations.

As of September 30, 2025, we had an accumulated deficit of $666.9 million. In addition, we expect to incur substantial additional costs in order to conduct research and development activities necessary to develop and commercialize our drug candidates. Additional capital will be needed to undertake these activities and we intend to raise such capital through the issuance of additional equity or debt, strategic alliances with other companies or other sources of financing. However, if such capital is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay or reduce the scope of, or eliminate, some of our development programs. We believe our current cash and cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q.

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

Summary Condensed Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(76,143)	$(72,860)
Investing activities	(55,859)	53,545
Financing activities	197	9,737
Net decrease in cash and cash equivalents	$(131,805)	$(9,578)

Cash Used in Operating Activities

Net cash used in operating activities was $76.1 million for the nine months ended September 30, 2025, reflecting a net loss of $52.4 million and changes in operating assets and liabilities of $38.0 million, including the $35.0 million payment for the upfront license fee to Jeyou, partially offset by non-cash charges primarily for depreciation, amortization, non-cash operating lease expense and stock-based compensation expense totaling $14.3 million.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $55.9 million for the nine months ended September 30, 2025, primarily from the purchases of marketable securities of $186.4 million, partially offset by the proceeds from maturities of marketable securities of $130.6 million. Cash provided by investing activities was $53.5 million for the nine months ended September 30, 2024, primarily from the proceeds from maturities of marketable securities of $105.1 million, partially offset by the purchases of marketable securities of $51.4 million and purchase of property and equipment for $0.1 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2025 from net proceeds from our employee stock plans. Net cash provided by financing activities was $9.7 million for the nine months ended September 30, 2024, consisting of $9.0 million of net proceeds from the sale of shares under the ATM Sales Agreement and $0.8 million of net proceeds from our employee stock plans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products that have gained regulatory approval. Other than ozureprubart and tivumecirnon, none of our drug candidates has ever been tested in humans. None of our drug candidates has advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Our ability to achieve and sustain profitability depends on us developing, obtaining regulatory approval for and successfully commercializing one or more drug candidates, either alone or with partners.

Before obtaining regulatory approval for any of our drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. While our partner Jeyou is conducting clinical trials of ozureprubart in China, and while we have initiated our Phase 2b trial in food allergy in the United States, there is no guarantee that FDA or other foreign regulatory authorities will permit us or Jeyou to conduct additional clinical trials of ozureprubart. In addition, while we and Jeyou plan to discuss with regulatory authorities advancement of ozureprubart to Phase 3 clinical development in CSU, there can be no assurance that the FDA or other regulatory agencies will allow us or Jeyou to do so, and we may be required to conduct additional clinical trials before commencing Phase 3 clinical development. We have successfully completed a Phase 1 clinical trial of tivumecirnon in healthy volunteers and a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors; however, more clinical trials are needed. There is no guarantee that the FDA will permit us to conduct additional clinical trials of ozureprubart, tivumecirnon or of any other potential drug candidates. Further, we cannot be certain of the timely completion or outcome of any of our or Jeyou’s clinical trials and cannot predict if the FDA or other foreign regulatory authorities will accept our proposed clinical programs, or if the outcome of any preclinical studies or clinical trials will ultimately support the further development of ozureprubart or tivumecirnon or any other potential drug candidates. For example, in 2024, clinical holds were placed on our Phase 2 clinical trials of zelnecirnon following an SAE of liver failure in one patient in one of the trials; we subsequently stopped the zelnecirnon program based on feedback from the FDA. There can be no guarantee that we will not be required to stop, either temporarily or permanently, any other clinical trials as a result of similar events relating to any other current or potential future drug candidates.

Our clinical development efforts are subject to the risks of failure inherent in the development of drug candidates based on novel approaches, targets and mechanisms of action. While targeted minimal and conservative changes were made to the omalizumab sequence in developing ozureprubart with the goal of targeting the same epitope of omalizumab while improving certain drug-like properties, the full impact of those changes is unknown and ozureprubart may not have the efficacy or safety profile that was intended or that is sufficient for regulatory approval. It may not ultimately be shown to benefit patients or the benefit may not be sufficient to be an attractive alternative to other therapies. While tivumecirnon has shown activity in a small number of patients in a Phase 1/2 trial in various advanced cancers, there is no guarantee that tivumecirnon will be further developed or would ultimately prove to benefit patients. It is possible that the observed responses in patients who received tivumecirnon and pembrolizumab were caused solely by the pembrolizumab administered to the patient and not by tivumecirnon, or that the responses were spontaneous and unrelated to either tivumecirnon or pembrolizumab. We are seeking a partner to further develop tivumecirnon outside the Hanmi Territory and have previously discontinued, and may elect in the future to discontinue, development of tivumecirnon in certain indications if, among other reasons, data does not warrant moving forward. For example, in 2022, we made the decision not to move forward with development of tivumecirnon in nasopharyngeal cancer and checkpoint-naïve head and neck squamous cell carcinoma. There can be no assurance that the intended effects of our drug candidates will be observed or avoided, as the case may be, in clinical trials or that the drug candidate will offer any significant clinical benefit to humans. Additionally, even though our drug candidates are designed to address the same indications as existing drugs and therapies, we may not conduct head-to-head clinical trials comparing our drug candidates with such existing drugs and therapies. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical and preclinical-stage therapeutics companies such as ours.

We may not have the financial resources to continue development of, or to enter into new collaborations or partnerships for our existing or any potential future drug candidates. Our position may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a drug candidate, such as:

•
negative or inconclusive results from our or our partners’ clinical trials or the clinical trials of others for drug candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
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

Further, we, Jeyou or our potential future partners may never receive approval to market and commercialize any drug candidate. Even if we or a potential future partner obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval.

We are a clinical-stage therapeutics company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

Since our inception, we have devoted substantially all of our resources to research and development, including preclinical studies and clinical trials; raising capital; building our management team; and developing and maintaining our intellectual property portfolio. Our net loss was $52.4 million and $76.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $666.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials and the regulatory approval process for our current and potential future drug candidates.

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

Our partner, Jeyou, has completed a Phase 1 clinical trial of ozureprubart in healthy volunteers to evaluate the safety, PK and PD properties of ozureprubart and a Phase 2 clinical trial of ozureprubart in CSU. Jeyou is conducting a Phase 2 clinical trial in asthma. We may ultimately discover that ozureprubart does not meet criteria to be determined to be therapeutically effective or safe. As a result, we may never succeed in developing a marketable product based on ozureprubart.

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

If ozureprubart, tivumecirnon or any of our potential future drug candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, there is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent late-stage clinical development or regulatory approval. Any such setbacks could adversely affect our business, financial condition, results of operations and prospects.

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

Moreover, tivumecirnon is in clinical development as a single agent and in combination with pembrolizumab. If tivumecirnon is approved as a treatment in combination with pembrolizumab, then the future availability of pembrolizumab for administration with tivumecirnon would affect our ability to commercialize tivumecirnon. For example, if the supply of pembrolizumab were constrained for any reason it could have the effect of limiting the commercial uptake of tivumecirnon, if approved for commercial sale

If any drug candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

While we have not discovered any adverse side effects of ozureprubart or tivumecirnon that have limited our ability to test either drug candidate in humans, it is possible that there will be undesirable side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development, or deny approval, of a drug candidate for any or all targeted indications. For example, in 2024, clinical holds were placed on our Phase 2 clinical trials of zelnecirnon following an SAE of liver failure in one patient in one of the trials; we subsequently stopped the zelnecirnon program based on feedback from the FDA. There can be no guarantee that we will not be forced to stop any other clinical trials, either temporarily or permanently, as a result of similar events relating to any other current or potential future drug candidates. Any side effects of our drug candidates could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenue.

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

As of September 30, 2025 we had $157.3 million in cash and cash equivalents and marketable securities. In October 2025, we completed an underwritten public offering of 8,333,334 shares of common stock at price of $30.00 per share for net proceeds of approximately $234.4 million, after deducting underwriting discounts and commissions and offering-related expenses. Based on current business plans, we believe that our current cash and cash equivalents and marketable securities will provide sufficient funds to enable us to meet our obligations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future drug candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies, clinical trials and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development activities;
•
the price and pricing structure that we are able to obtain from our third-party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
our ability to maintain our current licenses, collaboration and research and development programs and supply agreements, including our agreement with Jeyou to supply ozureprubart to us for use in our initial clinical trials;
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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of drug candidates or technologies. For example, we entered into the Jeyou License Agreement in December 2024 to obtain exclusive rights to develop, manufacture and commercialize ozureprubart worldwide, excluding the Jeyou Territory. We also entered into the Hanmi License Agreement in December 2019, pursuant to which we granted Hanmi the exclusive rights to develop, manufacture and commercialize tivumecirnon in the Hanmi Territory. The competition for partners is intense, and the negotiation process may be time-consuming and complex. If we are not able to enter into collaborations or other strategic transactions, or continue our existing collaborations, we may not have access to necessary capital or expertise to further develop our potential future drug candidates. Any such collaboration or other strategic transaction may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions entail numerous operational and financial risks, including:

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

We rely on third-party clinical investigators, contract research organizations (“CROs”) and other consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had if we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. In addition, we may contract with CROs and other third parties outside the United States, including without limitation, in China, which parties may be impacted by among other things, changes in the policies of the United States or non-U.S. governments, war, political unrest or unstable economic conditions where activities are conducted by such third parties.

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

In addition, our ongoing and future clinical trials may compete with other clinical trials for drug candidates that are in the same therapeutic areas as our drug candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our drug candidates.

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

We currently rely on third-party contract manufacturers and contract development and manufacturing organizations (“CDMOs”) for our current and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our drug candidates for clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of current and future clinical development materials, including our source for the manufacture of ozureprubart. For example, under the Jeyou License Agreement, Jeyou currently provides the sole supply of drug product for our clinical trials for ozureprubart and may act as a supplier for our future needs. We cannot assure you that our preclinical or current or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers or CDMOs could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers or CDMOs to support our preclinical and current and future clinical activities at commercially reasonable terms in the event that their services to us are interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

We also expect to rely on third-party manufacturers or CDMOs if we receive regulatory approval for any drug candidate. We have existing, and may enter into future, manufacturing arrangements with third parties. We will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. These third parties are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. If we are unable to obtain or maintain third-party manufacturing for any drug candidate, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our drug candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

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

We expect to compete with small molecule, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as LongBio Pharma, United Biopharma and Yuhan which are developing anti-IgE treatments for food allergy and CSU and Celldex, Otsuka and Sanofi, which have products in late-stage clinical development for CSU. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize small molecule drugs and/or other therapeutics for use in treating inflammatory diseases and cancer such as AbbVie, Amgen, AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Kyowa Hakko Kirin, Merck, Novartis, Pfizer, Roche/Genentech and Sanofi/Regeneron. If any current or future drug candidate is eventually approved, it will compete with a range of treatments that are either in development or then marketed.

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

As of September 30, 2025, we had 60 full-time employees. Our focus on the development of current and potential future drug candidates will require adequate staffing. We will need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future drug candidates or to run our operations or to accomplish all of our objectives.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States. We are party to the Jeyou License Agreement with Jeyou, which is located in China and owns the intellectual property that we need to develop, manufacture and commercialize ozureprubart and upon whom we are currently dependent for clinical drug supply for our development program. Additionally, we are party to the Hanmi License Agreement. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States. If approved, we or our collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

There is inherent risk, based on the complex relationships among the United States and the countries in which we and our partners conduct our business, that political, diplomatic and national security factors could lead to global trade restrictions and changes in trade policies and regulations that may adversely affect our business and operations. The United States and other countries have imposed, and may continue to impose, trade restrictions and regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods, including pharmaceutical products. In connection with trade disputes, foreign governments may take retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. Trade restrictions and regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact demand, increase our supply chain complexity and our manufacturing costs, delay development timelines and increase development costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.

Trade disputes, tariffs, trade restrictions and other geopolitical tensions between the United States and other countries may exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects.

The complexity of announced or future tariffs may also increase the risk that we or our partners may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may lead to increased preference for local competitors, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.

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

Our drug candidates ozureprubart and tivumecirnon are in clinical development and the risk of failure is high. It is impossible to predict when or if our candidates or any potential future drug candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of a drug candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future drug candidates may not be predictive of the results of later-stage clinical trials. For example, while Jeyou conducted certain preclinical studies and a head-to-head clinical study of ozureprubart and omalizumab in healthy patients, future clinical trials may not be consistent with the results of those studies. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety issues, notwithstanding promising results in earlier trials.

We and our partner Jeyou are conducting clinical trials of ozureprubart. In addition, we have completed a Phase 1/2 clinical trial investigating tivumecirnon as a single agent and in combination with pembrolizumab in a range of tumors. In connection with these clinical trials or any other clinical trials we conduct in the future, if any, each of the following, among other factors, could prolong and/or cause the clinical development process to be even more expensive:

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

Disruptions at the FDA or other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by relevant government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down for extended periods and certain regulatory agencies, such as the FDA, furloughed critical employees and ceased critical activities. More recently, such agencies, including the FDA, have conducted layoffs and may, from time to time, conduct additional layoffs. If a prolonged government shutdown or significant layoffs occur, it could significantly impact the ability of the FDA and applicable foreign authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Date: November 6, 2025

RAPT Therapeutics, Inc.

By:	/s/ Brian Wong, M.D., Ph.D.
Brian Wong
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rodney Young
Rodney Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)